Form 10QSB
period 1996-06-30
K2 DESIGN INC
filed 1996-09-13
CIK 1009624

FORM 10-QSB


                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                                            OR

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the Transition Period From ... to ...

                                Commission File No. 1-11873

                                      K2 DESIGN, INC.
             (Exact name of small business issuer as specified in its charter)

                DELAWARE                                           13-3886065


     (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                               Identification
								      number)

             55 BROAD STREET
           NEW YORK, NEW YORK                                         10004
     (Address of principal executive                               (Zip Code)
                offices)

Issuer's telephone number: (212) 614-0191

            Check  whether  the  issuer (1) has filed all reports  required  by
            Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes                                 No    X

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                                         OUTSTANDING  AT  JUNE
30, 1996
   Common stock, par value $.01                                     3,495,482
   Common stock redeemable purchase warrants                        1,000,000






                                                             [10Q3-96]

                        K2 DESIGN, INC. AND SUBSIDIARY




                                     INDEX


                                                                          Page


PART 1 - FINANCIAL INFORMATION

 Item 1. Financial Statements

  Consolidated balance sheets - June 30, 1996
    (unaudited) and December 31, 1995........................................3

  Consolidated statements of operations - three
    months and six months ended June 30, 1996 (unaudited)
    and June 30, 1995 (unaudited)............................................4

  Consolidated statements of cash flows -
    six months ended June 30, 1996 (unaudited) and
    June 30, 1995 (unaudited)................................................5

  Notes to consolidated financial statements.................................7

 Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition.........................................8

PART II - OTHER INFORMATION

 Items 1. - 5...............................................................12

 Item 6. Exhibits and Reports on Form 8-K...................................12

SIGNATURES..................................................................12










                                                             [10Q3-96]

                        K2 DESIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS




                                                     June 30, 1996            December 31, 1995
                      ASSETS
                                                                   (unaudited)
CURRENT ASSETS:
   Cash                                                   $144,074                     $17,756
   Accounts receivable                                     287,609                     133,694
   Deferred offering costs                                 330,132                           0
   Prepaid and deferred expenses                           123,138                           0
 Total current assets                                      884,953                     151,450
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                       161,514                      67,603
RESTRICTED CASH                                             30,000                           0
OTHER ASSETS                                                 4,406                       4,405
 Total assets                                           $1,080,873                    $223,458
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                       $59,337                     $45,770
   Accounts payable                                        281,305                      94,940
   Accrued professional fees                                78,348                      22,000
   Accrued compensation                                     30,344                      23,952
   Accrued taxes                                            19,653                       3,727
   Other accrued expenses                                  162,903                       8,210
   Customer advances                                        36,300                      29,857
  Total current liabilities                                668,190                     228,456
LONG-TERM DEBT AND CAPITAL LEASES                           40,299                      26,527
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                             24,955                      18,955
   Additional paid-in capital                              851,099                    (62,376)
   Retained earnings (deficit)                           (503,670)                      11,896
  Total stockholders' equity (deficit)                     372,384                    (31,525)
  Total liabilities and stockholders' equity            $1,080,873           $223,458
(deficit)


                                                             [10Q3-96]

                        K2 DESIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   Three Months Ended                            Six Months Ended
                                                         June 30                                      June 30
                                               1996                  1995                  1996                    1995
                                                                              (unaudited)
REVENUES                                        $498,050             $383,423             $1,010,484                $417,062
DIRECT SALARIES AND COSTS                        607,066              274,309              1,106,174                 342,461
SELLING, GENERAL AND                             260,626               72,296                386,583                  84,745
  ADMINISTRATIVE EXPENSES
DEPRECIATION                                      14,221               10,147                 23,334                  14,926
                                               (383,863)               26,671              (505,607)                (25,070)
      Income (loss) from operations
INTEREST EXPENSE, net                              6,780                   82                  7,762                     401
PROVISION FOR INCOME TAXES                         2,197                    0                  2,197                       0
                                              ($392,840)              $26,589             ($515,566)               ($25,471)
      Net income (loss)
                                                 ($0.17)                                     ($0.24)
NET LOSS PER COMMON SHARE
                                              2,374,281                                   2,192,962
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING












                                                             [10Q3-96]

                        K2 DESIGN, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Six Months Ended
                                                                                   1996                             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               ($515,566)                       ($25,471)
  Adjustments to reconcile net income to net cash
   provided by operating activities-
     Depreciation                                                                    23,334                          14,926
     Changes in-
       Accounts receivable                                                         (153,915)                        (98,802)
       Deferred offering costs                                                     (330,132)                              0
       Prepaid and deferred expenses                                               (123,138)                              0
       Restricted cash                                                              (30,000)                              0
       Other assets                                                                      0                           (1,497)
       Accounts payable                                                             186,365                          78,107
       Accrued professional fees                                                     56,348                           2,375
       Accrued compensation                                                           6,392                           8,095
       Accrued taxes                                                                 15,926                               0
       Other accrued expenses                                                       154,693                          21,732
       Customer advances                                                              6,443                          18,250
            Net cash (used in) provided by operating activities                    (703,250)                         17,715
CASH FLOWS FROM INVESTING ACTIVITIES --
      Purchase of equipment                                                         (41,177)                         (6,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                        6,000                          10,000
      Capital contribution                                                          913,475                               0
      Principal payments on capital lease obligations                               (46,858)                        (11,596)
      Payments on line of credit                                                     (1,872)                              0
            Net cash (used in) provided by financing activities                     870,745                          (1,596)
            Net increase (decrease) in cash                                         126,318                           9,926
CASH, beginning of period                                                            17,756                           3,326
CASH, end of period                                                                $144,074                         $13,252

                                                             [10Q3-96]

                                                                                         Six Months Ended
                                                                                     1996                           1995
                                                                                                 (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for-
  Interest                                                                            $7,774                        $401
  State income taxes                                                                  10,505                           0
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Assets acquired under capital lease obligations                                    $76,068                     $34,639




































                                                             [10Q3-96]

                        K2 DESIGN, INC. AND SUBSIDIARY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

                                  (UNAUDITED)


(1)BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six month periods ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Form 10-QSB and Regulation SB. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1995, which are included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(2)NET LOSS PER COMMON SHARE:

     Net loss per common share has been computed by dividing net loss by the number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued within one year of the public offering at less than the public offering price (see Note 3) are assumed to be outstanding for each period presented for purposes of the per share calculation.

(3)SUBSEQUENT EVENT:

     In July 1996, the Company completed its initial public offering in which it sold 1,000,000 units for gross proceeds of $6 each. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant (two of which entitle the holder to purchase one share of common stock). Thereafter, the Company sold an additional 150,000 units in connection with the exercise of the over-allotment option. The Company received approximately $6,195,000 of net proceeds from the initial public offering and the over-allotment option. The Company applied a portion of the proceeds from its initial public offering to repay its then outstanding bank loans and, accordingly, the Company currently has no outstanding bank loans.


                                                             [10Q3-96]

                           K2 DESIGN, INC. AND SUBSIDIARY

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

      K2 Design, Inc. (the "Company") was founded in 1993 as a general partnership and initially operated a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and in August 1994 for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation. In January 1995, the Company was reorganized as a New York corporation that elected to be treated as an S corporation for tax purposes.
In January 1996 the Company was reorganized as a Delaware holding company and the New York corporation became a wholly-owned operating subsidiary thereof and thus ceased to be an S corporation for tax purposes. For financial reporting purposes, the Company's Consolidated Financial Statements include the Company and its wholly-owned subsidiary.

      Since the Company has engaged in its current primary line of business only for approximately two years, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Management therefore believes that period-to-period comparisons of the Company's results of operations are not indicative of future results. In addition, operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

RESULTS OF OPERATIONS

  General

      Web site design and creation projects for which the Company has been engaged have generally been completed within six to eight weeks, although certain past, current and future projects have taken and are expected to take longer to complete. Revenues are recognized on the completed contract method on an individual project basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable.

      The Company has increased its expense levels to accommodate its past growth and anticipated growth in its business, including substantially increasing the number of employees, relocating its offices during the three months ended June 30, 1996 and investing in equipment. The Company's failure to expand its business in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

      A substantial portion of the Company's revenues has been generated on a fixed fee for service basis. In addition, revenues generated by certain projects and anticipated projects are expected to be dependent on advertising revenues generated by Web sites. The Company assumes greater financial risk both on fixed-price contracts and contracts dependent upon advertising revenues to pay the Company's fees than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, and failure to generate advertising revenues in connection with contracts dependent thereon to pay the Company's fees, which may be dependent upon the ability of the Company's customer, may reduce the Company's profits or cause a loss.

      The changes in the various line-items discussed below result from the increase in the Company's revenues since it shifted its principal business to Web site design and creation and the attendant increases in expenses.


      Revenues

      Revenues for the three months ended June 30, 1996 and 1995 were $498,050 and $383,423, respectively and for the six months ended June 30, 1996 and 1995 were $1,010,484 and $417,062, respectively. The increase in revenues in the quarter ended June 30, 1996 as compared to that ended June 30, 1995 resulted from the expansion of the Company's core Web site services business. The increased revenues in the six months ended June 30, 1996 as compared to the same period in 1995 also reflects the shift in the Company's business to Web site design in the second quarter of 1995, as compared to the first quarter in 1995 in which substantially all of the Company's revenues were generated by traditional graphic design services. The Company expects that the ratio of revenues derived from Web site services as compared to revenues derived from traditional graphic design services will continue to increase, since the Company expects to continue to focus its resources on promoting its Web site services and to limit its traditional graphic design services to those provided in conjunction with Web site services. During the three months ended June 30, 1996, America Online Incorporated and Waterhouse Securities, Inc. accounted for approximately 25% and 12% of the Company's revenues, respectively. During the six months ended June 30, 1996, International Business Machines, Inc. and America Online Incorporated accounted for approximately 24% and 14% of the Company's revenues, respectively.

      In addition, the increased loss on flat revenues in the three months ended June 30, 1996 resulted primarily because (i) the Company's executive management devoted substantially more time to sales and marketing in the prior quarter as compared to the June 30, 1996 quarter, because of substantial demands on their time during the June 30, 1996 quarter relating to the Company's initial public offering and (ii) the Company continued to incur increased expenses related to new personnel, the relocation of its offices and research and development in the June 30, 1996 quarter.

      Direct Salaries and Costs

      Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. The Company's direct salaries and costs for the three months ended June 30, 1996 and 1995 were $607,066, and $274,309, respectively, and consisted primarily of approximately $327,000 and $51,000 paid as direct salaries, and secondarily of approximately $151,000 and $95,000, paid to freelance artists and other independent contractors (approximately $90,000 and $51,000 of which, respectively, was paid to vendors of complex computer programming services required for special features on Web sites). The Company expects that it will hire additional programmers in anticipation of future projects and will consequently incur increased direct costs in an effort to reduce reliance on outside vendors of complex computer programming. Since the preceding sentence is forward looking, there can be no assurance that the Company will successfully achieve a net savings by bringing in-house more of the complex programming required in its business. Among other things, the Company may not be able to attract and retain personnel capable of performing these services at a rate less than that provided by outside vendors and even if such persons can be retained, their efforts may not entirely eliminate reliance on outside vendors, especially if the Company's complex programming needs continue to increase rapidly.

      The Company's direct salaries and costs for the six months ended June 30, 1996 and 1995 were $1,106,175 and $342,461, respectively, and consisted primarily of approximately $120,000 and $59,000 paid to freelance artists and other independent contractors (approximately $241,000 and $45,000 of which, respectively, was paid to vendors of complex computer programming services) and approximately $515,000 and $58,000 paid as direct salaries.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the three months ended June 30, 1996 and 1995 were approximately $260,626 and $72,296, respectively, and primarily consisted of professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. Selling, general and administrative expenses for the six months ended June 30, 1996 and 1995 were approximately $368,584 and $84,745, respectively and primarily consisted of occupancy costs, office expenses and supplies and travel.

      In addition, the Company expects to open additional sales offices, including one in Germany and may also open one in Washington, D.C. As a result of any such expansion, the Company's selling, general and administrative expenses, particularly occupancy costs and office expenses and supplies, are expected to increase.

      Depreciation

      Depreciation expense was $14,221 and $10,147 in the three months ended June 30, 1996 and 1995, respectively, and $23,334 and $14,926 in the six months ended June 30, 1996 and 1995, respectively, and related to depreciation of equipment and leasehold improvements. The Company's depreciation expenses in 1996 have increased significantly as a result of depreciation of the Company's equipment and leasehold improvements in connection with the relocation of its offices.

      Income Taxes

      Effective January 1995, the Company elected to be treated as an S Corporation for federal income tax purposes. As a result, the shareholders were individually liable for federal income tax on the Company's taxable income. In January 1996, the Company began to be treated as a C corporation for federal and state income tax purposes. The Company is also liable for New York state and city income taxes.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

      Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which have affected the Company and some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major customer or the termination of a relationship with a channel source, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet. At the present time, the Company has determined to increase expense levels, which to a large extent are fixed, based in part on expectations as to future revenues and will base future expense levels similarly. As a result, operating expenses as a percentage of revenues have increased in the three and six months ended June 30, 1996 as compared to the same periods in 1995. Revenues and operating results are difficult to forecast because of these fluctuations and because the Company lacks historical financial data for a significant number of periods. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

      Any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an adverse impact on the Company's business, operating results and financial condition.

      The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of lower cost full time employees versus higher cost independent contractors.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current primary focus is on increasing its Web site business and the Company continues to hire additional personnel and to increase expenses related to administration, production, technical resources, marketing, customer support and infrastructure to enhance and expand its operations. During the three months ended June 30, 1996, the Company hired 11 new employees, consisting of four administrative personnel, three production personnel, two sales and marketing personnel and two artists. In addition, the Company had an operating cash flow deficit of $(530,675) and $(703,000) in the three months and six months ended June 30, 1996, respectively, which reflected the increased expenses incurred in connection with the Company's expansion.
The Company also finances the purchase of certain equipment through capital leases. The principal balance of such leases was $82,265 at June 30, 1996 and is payable in varying installments through the year 2001.

      In July 1996, the Company completed its initial public offering in which it sold 1,000,000 Units for gross proceeds of $6 each. Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant (two of which entitle the holder to purchase one share of common stock).
Thereafter, the Company sold an additional 149,939 Units in connection with the exercise of the over-allotment option. The Company received approximately $6,195,926 of net proceeds from the initial public offering and the over-allotment option. The Company applied a portion of the proceeds from its initial public offering to repay its then outstanding bank loans and, accordingly, the Company currently has no bank loans.

      In addition, in May 1996, the Company sold 400,002 shares of its common stock in a private placement for $1.75 each, or an aggregate of $700,000 gross proceeds which yielded net proceeds of $619,400.

      The Company is dependent on the proceeds of its initial public offering and its prior private placements, together with operating revenues, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for any expansion of its business. The Company may also require substantial alternative financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable.

      Since March 31, 1996, the Company has spent approximately $145,000 on capital expenditures, consisting of furniture, fixtures and leasehold improvements acquired and made in connection with the Company's recent relocation of its principal offices. The Company expects to make additional capital expenditures of approximately $60,000 during the quarter ending September 30, 1996 consisting of furniture and computer equipment for its principal offices. Additional capital expenditures may be made in connection with the opening of additional sales offices.







































                                                             [10Q3-96]

                           K2 DESIGN, INC. AND SUBSIDIARY





PART II - OTHER INFORMATION

 Items 1.- 5. Not applicable

 Item  6.         Exhibits and Reports on Form 8-K

  (a) Exhibits - None
  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.







                                     SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    K2 DESIGN, INC.



Date:       September 13, 1996      /S/ DAVID J. CENTNER
				    -------------------------------
                                    David J. Centner
                                    Chairman Of The Board,
                                    Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer


















                                                             [10Q3-96]