Form 10QSB/A
period 1996-06-30
K2 DESIGN INC
filed 1996-11-13
CIK 1009624

FORM 10QSB/A


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

Issuer's telephone number: (212) 547-5234

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






                                                             [10Q3-96

				K2 DESIGN, INC. AND SUBSIDIARY





PART II - OTHER INFORMATION

 Items 1.-5. Not applicable

 Item 6.	 Exhibits and Reports on Form 8-K

  (a) Exhibits - Exhibit 27.1 - Financial Data Schedule
		 (included only in the electronic filing with the
		  Securities and Exchange Commission)
  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.







                                     SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    K2 DESIGN, INC.



Date:       November 13, 1996        /S/ DAVID J. CENTNER
				    -------------------------------
                                    David J. Centner
                                    Chairman Of The Board,
                                    Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer













                                                             [10Q3-96]