Form 10QSB
period 1996-09-30
K2 DESIGN INC
filed 1996-11-14
CIK 1009624

FORM 10-QSB


                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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
     (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                    Number)


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

            CLASS                              OUTSTANDING AT SEPTEMBER 30, 1996
   Common stock, par value $.01                              3,495,482
   Common stock redeemable purchase warrants                 1,000,000

                        K2 DESIGN, INC. AND SUBSIDIARY




                                     INDEX


                                                                          Page


PART 1 - FINANCIAL INFORMATION

 Item 1. Financial Statements

  Consolidated balance sheets - September 30, 1996
    (unaudited) and December 31, 1995........................................3

  Consolidated statements of operations - three
    months and nine months ended September 30, 1996 (unaudited)
    and September 30, 1995 (unaudited).......................................4

  Consolidated statements of cash flows -
    nine months ended September 30, 1996 (unaudited) and
    September 30, 1995 (unaudited)...........................................5

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

PART II - OTHER INFORMATION

 Items 1. - 5...............................................................12

 Item 6. Exhibits and Reports on Form 8-K...................................12

SIGNATURES..................................................................12

                        K2 DESIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS




                                                     September 30, 1996            December 31, 1995
                       ASSETS
                                                         (unaudited)
CURRENT ASSETS:
   Cash                                                      $5,022,941                     $17,756
   Accounts receivable                                          512,202                     133,694
   Prepaid and other assets                                     145,170                           0
    Total current assets                                      5,680,313                     151,450
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                            439,050                      67,603
RESTRICTED CASH                                                  30,000                           0
OTHER ASSETS                                                      2,030                       4,405
    Total assets                                             $6,151,393                    $223,458
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                            $30,063                     $45,770
   Accounts payable                                             233,969                      94,940
   Accrued professional fees                                     22,111                      22,000
   Accrued compensation                                          65,535                      23,952
   Accrued taxes                                                 47,557                       3,727
   Other accrued expenses                                        52,748                       8,210
   Customer advances                                             36,300                      29,857
    Total current liabilities                                   488,283                     228,456
LONG-TERM DEBT AND CAPITAL LEASES                                39,864                      26,527
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                                  36,454                      18,955
   Additional paid-in capital                                 6,272,743                    (62,376)
   Retained earnings (deficit)                                (685,951)                      11,896
    Total stockholders' equity (deficit)                      5,623,246                    (31,525)
    Total liabilities and stockholders' equity               $6,151,393                    $223,458
(deficit)


                                                                    [10Q3-96]

                        K2 DESIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   Three Months Ended                            Nine Months Ended
                                                      September 30,                                September 30,
                                               1996                  1995                  1996                    1995
                                                                              (unaudited)
REVENUES                                        $825,348             $301,481             $1,835,833                $718,543
DIRECT SALARIES AND COSTS                        785,245              268,074              1,891,419                 610,536
SELLING, GENERAL AND                             220,948               53,090                607,532                 137,834
  ADMINISTRATIVE EXPENSES
DEPRECIATION                                      23,626                4,779                 46,960                  19,705
                                               (204,471)             (24,462)              (710,078)                (49,532)
      Income (loss) from operations
INTEREST INCOME                                   41,026                    0                 41,036                       0
INTEREST EXPENSE                                   5,480                  266                 13,252                     669
PROVISION FOR INCOME TAXES                        13,356                    0                 15,553                       0
                                              ($182,281)            ($24,729)             ($697,847)               ($50,201)
      Net income (loss)
                                                 ($0.06)                                     ($0.27)
NET LOSS PER COMMON SHARE
                                               3,326,945                                   2,573,715
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING












                                                             [10Q3-96]

                        K2 DESIGN, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                               1996                             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              ($697,847)                       ($50,201)
  Adjustments to reconcile net income to net cash
   provided by operating activities-
     Depreciation                                                                    46,960                          19,705
     Changes in-
       Accounts receivable                                                        (378,508)                       (118,397)
       Prepaid and other assets                                                   (145,170)                               0
       Restricted cash                                                             (30,000)                               0
       Other assets                                                                   2,375                         (1,931)
       Accounts payable                                                             139,029                          75,969
       Accrued professional fees                                                        111                          12,125
       Accrued compensation                                                          41,583                          13,198
       Accrued taxes                                                                 43,830                               0
       Other accrued expenses                                                        44,538                          37,511
       Customer advances                                                              6,443                          77,563
            Net cash (used in) provided by operating activities                   (926,656)                          65,542
CASH FLOWS FROM INVESTING ACTIVITIES --
  Purchase of equipment                                                           (397,005)                        (18,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                           17,500                          10,000
  Capital contribution                                                            6,335,118                        (44,997)
  Principal payments on capital lease obligations                                  (23,772)                        (15,538)
            Net cash (used in) provided by financing activities                   6,328,846                        (50,535)
            Net increase (decrease) in cash                                       5,005,185                         (3,326)
CASH, beginning of period                                                            17,756                           3,326
CASH, end of period                                                              $5,022,941                              $0

                                                             [10Q3-96]

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                               1996                             1995
                                                                                            (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for-
  Interest                                                                   $13,252                            $669
  State income taxes                                                          15,553                               0
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Assets acquired under capital lease obligations                            $56,261                         $57,120




































                                                             [10Q3-96]

                        K2 DESIGN, INC. AND SUBSIDIARY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

                                  (UNAUDITED)


(1)BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine month periods ended September 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Form 10-QSB and Regulation SB.
     Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1995, which are included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

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

(2)NET LOSS PER COMMON SHARE:

     Net loss per common share has been computed by dividing net loss by the number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued within one year of the public offering at less than the public offering price are assumed to be outstanding for each period presented for purposes of the per share calculation.



                                                             [10Q3-96]

                           K2 DESIGN, INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
             CONDITION

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

   Since the Company has engaged in its current primary line of business only for approximately two years, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Management therefore believes that period-to-period comparisons of the Company's results of operations are not indicative of future results. In addition, operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

RESULTS OF OPERATIONS

  General

   The Company derives revenues from Web site design and creation projects, electronic and print media placement, print design and CD-ROM creation. Web site projects for which the Company has been engaged have generally been completed within six to eight weeks (although certain past, current and future projects have taken and are expected to take longer to complete). Revenues are recognized on the percentage of completion method on an individual project basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable.

   The Company has increased its expense levels to accommodate its past growth and anticipated growth in its business, including substantially increasing the number of employees, relocating its principal offices during the three months ended June 30, 1996, taking on additional office space at 50 Broad Street in New York City (across the street from its principal offices) and investing in equipment. The Company's failure to expand its business in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

   A substantial portion of the Company's revenues has been generated on a fixed fee for service basis. In addition, revenues generated by certain projects are expected to be dependent on advertising revenues generated by Web sites. The Company assumes greater financial risk both on fixed-price contracts and contracts dependent upon advertising revenues to pay the Company's fees than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, and failure to generate advertising revenues in connection with contracts dependent thereon to pay the Company's fees, which may be dependent upon the ability of the Company's customer, may reduce the Company's profits or cause a loss.

   The changes in the various line-items discussed below result from the increase in the Company's revenues since it shifted its principal business to Web site design and creation and the attendant increases in expenses.


   Revenues

   Revenues for the three months ended September 30, 1996 and 1995 were $825,348 and $301,481, respectively and for the nine months ended September 30, 1996 and 1995 were $1,835,833 and $718,543, respectively. The increase in revenues in the quarter ended September 30, 1996 as compared to that ended September 30, 1995 resulted from the expansion of the Company's core Web site services business. The increased revenues in the nine months ended September 30, 1996 as compared to the same period in 1995 also reflects the shift in the Company's business to Web site design in the second quarter of 1995, as compared to the first quarter in 1995 in which substantially all of the Company's revenues were generated by traditional graphic design services. The Company expects that the ratio of revenues derived from Web site services as compared to revenues derived from traditional graphic design services will continue to increase, since the Company expects to continue to focus its resources on promoting its Web site services, electronic and print media placement services and CD-ROM creation and to limit its traditional graphic design services to those provided in conjunction with Web site services.
During the three months ended September 30, 1996, America Online Incorporated, Toys "R" Us, Corporation and Chase Manhattan accounted for approximately 23%, 26% and 10% of the Company's revenues, respectively. During the nine months ended September 30, 1996, International Business Machines, Inc., America Online Incorporated and Toys "R" Us, Corporation accounted for approximately 21%, 18% and 12% of the Company's revenues, respectively.

   The increased in revenues in the three months ended September 30, 1996 resulted primarily because (i) the Company's executive management devoted substantially more time to sales and marketing after the Company's initial public offering on July 26, 1996, and (ii) the Company increased its production capacity and sales initiative during the September 30, 1996 quarter.

   Direct Salaries and Costs

   Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. The Company's direct salaries and costs for the three months ended September 30, 1996 and 1995 were $785,245, and $268,074, respectively, and consisted primarily of approximately $382,000 and $104,000 paid as direct salaries, and secondarily of approximately $137,000 and $125,000, paid to freelance artists and other independent contractors (approximately $44,000 and $61,000 of which, respectively, was paid to vendors of complex computer programming services required for special features on Web sites). The Company has hired and expects that it will continue to hire additional programmers in anticipation of future projects and will consequently incur increased direct costs in an effort to reduce reliance on outside vendors of complex computer programming. Since the preceding sentence is forward looking, there can be no assurance that the Company will successfully achieve a net savings by bringing in-house more of the complex programming required in its business. Among other things, the Company may not be able to attract and retain personnel capable of performing these services at a rate less than that provided by outside vendors and even if such persons can be retained, their efforts may not entirely eliminate reliance on outside vendors, especially if the Company's complex programming needs continue to increase rapidly.

   The Company's direct salaries and costs for the nine months ended September 30, 1996 and 1995 were $1,891,419 and $610,536, respectively, and consisted primarily of approximately $550,000 and $270,000 paid to freelance artists and other independent contractors (approximately $285,000 and $130,000 of which, respectively, was paid to vendors of complex computer programming services) and approximately $897,000 and $183,000 paid as direct salaries.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the three months ended September 30, 1996 and 1995 were approximately $221,000 and $53,000, respectively, and primarily consisted of professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. Selling, general and administrative expenses for the nine months ended September 30, 1996 and 1995 were approximately $607,532 and $137,834, respectively and primarily consisted of occupancy costs, office expenses and supplies and travel.

   Subsequent to September 30, 1996, the Company opened an additional sales office in Baltimore, Maryland and expects to open additional sales offices, including one in Germany. As a result of any such expansion, the Company's selling, general and administrative expenses, particularly occupancy costs, personnel costs and office expenses and supplies, are expected to increase.

   Depreciation

   Depreciation expense was $23,626 and $4,779 in the three months ended September 30, 1996 and 1995, respectively, and $46,960 and $19,705 in the nine months ended September 30, 1996 and 1995, respectively, and related to depreciation of equipment and leasehold improvements. The Company's depreciation expenses in 1996 have increased significantly as a result of depreciation of the Company's equipment and leasehold improvements in connection with the relocation of its offices.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

   Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which have affected the Company and some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major customer or the termination of a relationship with a channel source, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet. At the present time, the Company has determined to increase expense levels, which to a large extent are fixed, based in part on expectations as to future revenues and will base future expense levels similarly. As a result, operating expenses as a percentage of revenues have increased in the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Revenues and operating results are difficult to forecast because of these fluctuations and because the Company lacks historical financial data for a significant number of periods. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's current primary focus is on increasing its World Wide Web, media, advertising and interactive related business and the Company continues to hire additional personnel and to increase expenses related to administration, production, technical resources, marketing, customer support and infrastructure to enhance and expand its operations. During the three months ended September 30, 1996, the Company hired 13 new employees, consisting of two administrative personnel, three production personnel, five sales and marketing personnel, one artist, and two programmers. In addition, the Company had an operating cash flow deficit of $(223,406) and $(926,656) in the three months and nine months ended September 30, 1996, respectively, which reflected the increased expenses incurred in connection with the Company's expansion.
The Company also finances the purchase of certain equipment through capital leases. The principal balance of such leases was $69,927 at September 30, 1996 and is payable in varying installments through the year 2001.

   In July 1996, the Company completed its initial public offering in which it sold 1,000,000 Units for gross proceeds of $6 each. Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant (two of which entitle the holder to purchase one share of common stock). Thereafter, the Company sold an additional 149,939 Units in connection with the exercise of the over-allotment option. The Company received approximately $6,195,926 of net proceeds from the initial public offering and the over-allotment option. The Company applied a portion of the proceeds from its initial public offering to repay its then outstanding bank loans and, accordingly, the Company currently has no bank loans outstanding at September 30, 1996.

   In addition, in May 1996, the Company sold 400,002 shares of its common stock in a private placement for $1.75 each, or an aggregate of $700,000 gross proceeds which yielded net proceeds of $629,000.

   The Company is dependent on the proceeds of its initial public offering and its prior private placements, together with operating revenues, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for any expansion of its business. If the Company requires additional financing in order to satisfy its working capital needs, it may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable. However, the Company doe snot presently anticipate the need for additional financing based upon its current plan of operation.

   In the three months ended September 30, 1996, the Company has spent approximately $309,000 on capital expenditures, consisting of furniture, fixtures and leasehold improvements acquired and made in connection with the Company's recent relocation of its principal offices. The Company expects to make additional capital expenditures of approximately $100,000 during the quarter ending December 31, 1996 consisting of furniture and computer equipment for its additional offices at 50 Broad Street, New York, New York and Baltimore, Maryland. Additional capital expenditures may be made in connection with the opening of additional sales offices.


                                                             [10Q3-96]

                           K2 DESIGN, INC. AND SUBSIDIARY





PART II - OTHER INFORMATION

 Items 1.- 5.               Not applicable

 Item  6.                   Exhibits and Reports on Form 8-K

  (a) Exhibits - Exhibit 27.1 - Final Data Schedule (included only in the electronic filing with the Securities and
                            Exchange Commission)
  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.







                                     SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    K2 DESIGN, INC.



Date:       November 14, 1996       /S/ DAVID J. CENTNER
				    ------------------------------
                                    David J. Centner
                                    Chairman Of The Board,
                                    Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer

                                                             [10Q3-96]