Form 10KSB
period 1996-12-31
K2 DESIGN INC
filed 1997-03-27
CIK 1009624

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB


  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996
                                  OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                 to

                 Commission File Number: 1-11873

                            K2 DESIGN, INC.
      (Exact name of registrant as specified in its charter)

					           DELAWARE                                     13-3886065
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)              Identification Number)

55 BROAD STREET, 7TH FLOOR, NEW YORK, NY                       10004
     (Address of principal                                  (Zip Code)
      executive offices)

ISSUER'S TELEPHONE NUMBER: (212) 547-5234


Securities registered pursuant to Section 12 (b) of the Act:
NONE

Securities registered pursuant to Section 12 (g) of the Act:


                           COMMON STOCK
                         (Title of Class)
             REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                         (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained is this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   Yes        No   X

     State issuer's revenues for its most recent fiscal year: $4,077,792.

     As of January 31, 1997, there were outstanding 3,645,421 shares of Common Stock (the "Common Stock") and 1,000,000 Redeemable Common Stock Purchase Warrants (the "Warrants"). Based on the prices of the Common Stock on that date, the approximate aggregate market value of Common Stock held by non-affiliates was $11,512,861.


                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1997 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

     Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).



Transitional Small Business Disclosure  Format (check one):  Yes ______  No   X



         [The remainder of this page is intentionally blank.]

THE BUSINESS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK" COMMENCING ON PAGE 17.


                                   PART I

ITEM 1.  BUSINESS

GENERAL

     The Company's primary business is providing interactive marketing and communications services to commercial organizations. Commencing after the Company's initial public offering ("IPO") on July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications firm, largely in response to and in anticipation of demands from its customers for services complementary to the Company's core Web site design services. Complementary services the Company now provides include, among others, development of CD-ROM discs, media placement on Web sites, consulting services regarding Web site usage and user characteristics, development and maintenance of Company-owned Web site advertising networks, live Internet broadcasts and the development of brand strategies and print collateral systems. In 1996 and 1995, approximately 65% and 80% of the Company's revenues, respectively, were derived from development of World Wide Web sites ("Web sites"). Since its inception, the Company, alone and with others, has designed and created more than 50 Web sites, including for the customers of MCI Telecommunications Corporation ("MCI"), a subsidiary of MCI Communications Corporation, and for Toys `R' Us Corporation, America Online Incorporated and International Business Machines, Inc., among others. Accordingly, management believes that the Company is a recognized provider of Web site development services.

     The Company believes that its core Web site expertise positions it to effectively transition into a full service integrated, interactive marketing and communication services firm because Web sites are increasingly being utilized as a new medium for advertisement, promotion and technical support of an organization's products and services.{*} Web sites can provide commercial organizations benefits in addition to those available through conventional media, including the ability to engage and entertain consumers, provide in-depth information, reduce selling and operating costs, expand distribution channels, promote major sporting and entertainment events and monitor popularity of content and make timely changes in response to real-time feedback. Web sites also offer businesses the ability to obtain certain information about visitors to their sites.

     The Company was founded in 1993 and initially operated a traditional graphic design business. In August 1994 the Company shifted its principal business to Web site design and creation but did not begin to generate significant revenues therefrom until 1995. The Company's principal offices are located at The New York Information Technology Center, 55 Broad Street, New York, New York 10004 and its telephone number is (212) 547-5234. The Company's Web site is located at http://www.k2design.com.

K2 SERVICES

     The Company provides its customers with an integrated variety of interactive media services as described by the Company's marketing slogan, "We Build, We Market, We Measure Success." K2's core creative development team provides a combination of marketing, communications, advertising, production, programming and design services. K2 strives to provide comprehensive integrated interactive marketing services by combining the aesthetic nuances of its design staff, the technological command of its software development personnel and the media experience of its on-line marketing teams.

     To be effective, it is essential that an interactive project, whether a Web site or a CD-ROM, be more than merely attractive and that both the product and the information therein be easily accessible and intuitively organized. As a provider of these services, the Company must combine creative and technical expertise to meet its customers' needs. The Company's services add value to a customer's project at every stage, from concept development through completion. The Company's assignments vary significantly in their size and complexity and the scope of services rendered by the Company in connection with projects has ranged from limited consulting services to complete creative and technical design and construction of multi-level Web sites, including the capture of live video feeds and audio feeds from remote locations. Should a customer so desire, the Company also offers numerous integrated services in addition to those discussed above, including traditional graphic design services, strategic marketing services, traditional media placement, logo design for the Web site or a particular product, brochures, point-of-sale displays and other collateral marketing materials and print advertisement design and layout.

     The Company recently began to offer media placement services intended to increase traffic on Web sites. These services principally comprise the identification, negotiation for and purchase of, hypertext links from other heavily trafficked Web sites. Due to the limited information and experience regarding Web advertising and a general unfamiliarity with the concept of interactive advertising, advertisers require assistance with the design and placement of advertisements on the Internet. The Company believes that if businesses increasingly embrace the Web as an advertising vehicle, their participation will stimulate the creation and expansion of the information and resources, available on the Web which in turn, is expected to stimulate an increase in the utilization of the Web by businesses.{*} The Company believes that advertisers will seek to advertise on Web sites that offer a high volume of traffic and feature flexible advertisement programs capable of reaching targeted audiences.{*} However, the Internet as an advertising medium is still evolving and, consequently, advertisers seek demonstration of its effectiveness to justify its use.

     Today, the Company provides four different interactive services: Creative development, media buying for Web sites, media selling from Web site advertising networks maintained by the Company, and consulting services regarding Web site usage and user characteristics.

   CREATIVE DEVELOPMENT

   Comprised of personnel experienced in advertising, programming and entertainment, the Company's core creative development team provides integrated new media services and solutions. When first working with new customers, the Company will follow a three-step creative and development process: strategic concept development, production and testing. During the conceptual phase the Company will conduct a needs assessment briefing with the customer in order to determine the customer's objectives and functional specifications of the product, media plan and other requirements. The creative approach is then developed incorporating the marketing strategy, design, copy and programming. During the implementation phase, all artwork and copy are developed and digitized. The content is then produced utilizing various development tools and programming languages. Product testing on all anticipated computer configurations takes place at various stages of the implementation process. Testing may continue after the product, or project, launch through the Company's reporting and tracking consulting team. This will be used to determine the project's effectiveness and whether further development is needed.

   MEDIA BUYING FOR WEB SITES

   K2 NetMedia<trademark> offers customers full service traditional and new media planning services aimed at maximizing the effectiveness of a Web presence. This team plans and executes advertising campaigns, as well as promotions, advertisements and marketing initiatives. NetMedia<trademark> integrates the core development team's production, award winning creative, and strategic marketing experience to provide customers with a diversified communications plan. The team's staff is experienced in all media: television, radio, cable, print, outdoor and direct. However, to date, the NetMedia<trademark> team has principally engaged in media purchasing on the Web and in print. The URL for K2 NetMedia<trademark> is http://www.k2design.com/net.html.

   MEDIA SELLING FROM WEB SITE ADVERTISING NETWORKS

   To maximize advertisers' return on investment and expand distribution, CLIQNOW!<trademark> develops branded content networks that bundle together several theme-related Web sites. By bundling theme-related sites, these networks deliver increased ad-views to advertisers as compared to the
   individual sites on a stand-alone basis.   To  date, three networks have been
   developed: CLIQGolf!<trademark>, CLIQFinancial!<trademark> and CLIQCollege!<trademark> although only CLIQGolf!<trademark> has been launched. The Company maintains a distinctive product identity and a separate physical location for the CLIQ networks in order to preserve the independence of this media selling business from the media buying business conducted by K2
   NetMedia<trademark>.   The  URLs  for CLIQNow!<trademark> and CLIQGolf! are
   http://www.cliqnow.com  and  http://www.cliqgolf.com.

   CONSULTING

   VisiTrac<trademark> TSP (Tracking Solutions Provider) provides a customized solution for measuring return on investment of a Web site and assessing the characteristics of visitors to that site. These services are intended to fill the gap between various "off the shelf" Web based reporting packages and the particular needs of specific businesses, particularly since the
   Company believes that there are no universally useful and reliable techniques used to measure a Web site's productivity and value. While there are many measurement packages available on the market, the Company recognizes the need to provide each customer with a unique Web site Activity Tracking and Statistics (WATS) solution to suit its specific business model. Accordingly, Company personnel continually monitor product development and innovations to provide objective market expertise in tracking and measurement. Company consultants assist customers in choosing the optimal package for their needs. VisiTrac<trademark> TSP services also include publication of the VT Quarterly, a quarterly training and industry analysis publication. The URL for VisiTrac<trademark> is http://www.visitrac.com.

K2 STRENGTHS

CREATIVE EXPERTISE

   The Company believes that, in addition to the creative elements required in traditional graphic design, superior interactive advertising assignments require that the end product be easy-to-use with intuitive interfaces, seamlessly integrated technologies and an engaging look and feel. Management believes that the Company's creative developers are fully capable across the spectrum of expertise required to meet customers' creative needs. In order to maintain high levels of creativity and quality, the Company intends to recruit the best talent available.{*} However, competition for creative personnel is especially intense and there can be no assurance that the Company will attract or retain adequate creative talent to accomplish these goals.

TECHNOLOGICAL EXPERTISE

   The Company believes the creative application of leading technologies is also crucial to the success of its business. The Company's nine technical programming personnel are skilled in various computer operating systems, tools and languages, including C/C++, Macromedia products, Basic, FORTRAN, UNIX, Perl, Java, VRML, Real Audio and Video, Windows NT, Netscape server platforms and SUN and UNIX operating systems, among others. These programmers are responsible for providing complex computer programming for special features on CD-ROM products and Web sites as well as periodically assessing new technologies in order to identify and deploy, directly and through independent contractors, those that are most promising for enhancing the Company's business.

FOCUS ON CUSTOMERS' BUSINESS OBJECTIVES

   The Company has made understanding customers' business challenges the primary focus which guides its customer services. The Company often works with customers' management to determine how best to integrate Web sites into the customers' business goals.


K2 STRATEGY

CAPITALIZE ON ACCOMPLISHMENTS AND MARKET OPPORTUNITIES

   The Company believes that the proliferation of the Internet will continue to provide substantial opportunities to the Company and that its successfully completed projects will continue to enhance its marketing efforts.{*} The Company's management does not, however, believe that the Company's primary business will always be limited to the Internet.{*} The Company produces digital content which may be carried over a variety of emerging technologies such as Vertical Blanking Interval, digital satellite and interactive television.{*} Although there is no assurance that any of these technologies will achieve acceptance in the marketplace, the Company believes its services could be utilized over these channels as well.

LEVERAGE DEVELOPMENT EFFORTS

   In the course of developing customized Web sites for certain customers, the Company may gain technical know-how that can be applied in other efforts. This knowledge is preserved by the Company in order to facilitate access by the entire production staff, potentially reducing future development costs.{*}

DEPLOY LEADING TECHNOLOGIES

   The Company's objective is to apply both proven and emerging technologies as they become available in order to maximize the effectiveness of its Web site services. The Company has formed non-exclusive relationships with key technology providers in an effort to gain access to, and influence the features of, their technologies in development.

CHANNEL MARKETING

   The Company will continue to focus on developing strategic relationships with Channel Sources (defined below) that seek to augment their businesses by making available the Company's services to their own customer base. See "-- Marketing; Channel Sources."

MARKETING

GENERAL

   The Company markets its services directly and seeks to form strategic marketing relationships with third parties. The Company's marketing efforts have expanded as the scope of its services has increased. As of December 31, 1996, the Company has eight employees dedicated to sales and marketing and two of the Company's executive officers spend a portion of their time marketing the Company's services. The Company also seeks to attract new customers through other methods, including referrals from existing customers, and the Company advertises its services in certain trade and business publications. The Company also seeks to cross-sell its various services, which are complementary to each others, to its customers and prospective customers through sales presentations that encourage customers to utilize all of the Company's services.

CHANNEL SOURCES

   The Company's marketing efforts to date have substantially focused on developing strategic relationships with other companies, such as advertising agencies and Internet service providers ("Channel Sources") that seek to augment their businesses by making available Web site design and creation services provided by the Company and other third parties. The Company therefore targets advertising agencies that do not offer Web site related services, providers of other Internet services (e.g., access, connectivity and Web site hosting) and other businesses whose customers are likely to require the services that the Company provides.

RELATIONSHIP WITH MCI

   To date, the Company's only significant continuing Channel Source relationship has been and continues to be with MCI. In 1996 and 1995, sales to MCI and to referrals from MCI, were approximately $355,000 and $180,000, respectively, and accounted for approximately nine percent and 15% of the Company's revenues, making MCI the Company's fifth and second largest source of revenues in the respective years.

   The Company's ongoing referral relationship with MCI relates to an Internet initiative of MCI commenced in February 1996 pursuant to which MCI salespersons offer comprehensive Web site services to their customers and potential customers. In connection with this initiative, MCI co-markets the Company's services and after pre-screening an interested customer, introduces that customer to the Company. Executives of the Company have participated in presentations made to MCI salespersons in the northeastern United States regarding the mechanics of the program and the Company's role in the program and the Company has been advised that it is considered by MCI to be a "best of breed" vendor. In December 1996, the Company signed an agreement with MCI that names the Company a Creative Vendor eligible to participate in MCI's select vendor program. That agreement may be terminated by MCI at any time.

EXPAND SCOPE OF SERVICES AND GEOGRAPHIC SALES OFFICES

   The Company seeks to expand both the breadth and depth of its creative and technical service abilities. The Company seeks to achieve these objectives both by continuing to expand the scope of the services that it currently offers and adding new sales offices. To date, all services have been rendered from the New York office regardless of the customer's location. The Company recently opened a sales office in Baltimore, Maryland to service the Washington, D.C. area. The Company may also acquire products, technologies or businesses that may expand the scope of services offered by the Company and geographic locations of the Company. Recently, the Company modified its earlier intentions and determined not to open an additional sales office in Germany, but is still evaluating whether to maintain a relationship with other businesses in Germany that have referred business to the Company in the past.

CUSTOMERS

   The  Company's  four largest sources of revenues during  1996  were  America
Online            Incorporated            (http://www.aol.com/about/devstudio/,
http://www.primehost.com/), Toys `R' Us Corporation (http://www.toysrus.com), Chase Manhattan Bank and International Business Machines Corp.
(http://www.chess.ibm.part.org,        http://www.informarket.ibm.com       and
http://www.distributor.ihost.com), which accounted for approximately 20%, 15%, 14% and 12%, respectively, of the Company's revenues during that year. The Company has continued to provide services to these customers in the first quarter of 1997.{*} Referrals from MCI also accounted for approximately nine
percent of  the Company's services in 1996.   In  1995,  the  Company's  three
largest sources of revenues were J. Walter Thompson (relating to one project for the benefit of Bell Atlantic) MCI and Prudential Securities, which accounted for approximately 18%, 15% and 12%, respectively, of the Company's revenues during that year.

   As of December 31, 1996, the Company has completed more than 50 Web site design and creation projects, each generating gross revenue ranging from $1,500 to more than $700,000, in addition to consulting engagements and interactive projects other than on the World Wide Web. One additional customer with whom the Company established a relationship since then, among others, is Wavephore, Inc. for which the Company is providing extensive and varied services. These services have included traditional and interactive strategic product branding and advertising services and Web site development for the launch of its consumer product technology known as WaveTop, as well as the design of Wavephore's annual report.

   Because the Company's projects are generally completed in a relatively short period of time, the Company has not experienced significant backlog.

TRADEMARKS

   The Company applied to the U.S. Patent and Trademark Office for several trademarks, which are all in examination but have not yet been published for opposition. There can be no assurance that any of these trademarks will be granted. Trademarks for which the Company has applied include K2<trademark>,
K2     Design<trademark> and Visitrac<trademark>.

GOVERNMENT REGULATION

   The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to Web site service companies and marketing and communications firms. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. Any imposition of liability could have a material adverse effect on the Company.

   The Communications Decency Act of 1996 (the "1996 Act"), which became effective on February 8, 1996, imposes criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet. The 1996 Act also imposes criminal liability on an entity knowingly permitting facilities under its control to be used for those activities. Two separate three-judge panels comprised of judges from the Second and Third Circuit Courts of Appeal recently preliminarily enjoined the enforcement of portions of the 1996 Act pending review by the United States Supreme Court. If upheld, the interpretation and enforcement of these provisions are uncertain and the penalties imposed by the 1996 Act include fines and imprisonment. This legislation may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Web site service providers such as the Company. In addition, in light of the uncertainty of the interpretation and application of this law, there can be no assurance that the Company would not have to modify its operations to comply with the statute. The impact of the 1996 Act on the Company and its business cannot be predicted.

COMPETITION

   The markets for the Company's services are highly competitive and are characterized by pressures to incorporate new capabilities and accelerate completion schedules. The Company expects competition for its services to intensify in the future, partly because there are no substantial barriers to entry into the Company's business. The Company faces competition from a number of sources, including potential customers that perform interactive marketing and communications services and Web site development services in-house. These sources also include other Web site service boutique firms, communications, telephone and telecommunications companies, computer hardware and software companies such as Microsoft Corporation and Adobe Systems Incorporated, established online services companies, advertising agencies, direct access Internet and Internet-services and access providers as well as specialized and integrated marketing communication firms such as CKS Group, Inc. and Eagle River Interactive, Inc., all of which are entering the Web site design and creation market in varying degrees and are competing with the Company. Many of the Company's competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, management, technological, development, sales, marketing and other resources than the Company. The Company's ability to retain relationships with Channel Sources and its existing customers and generate new customers and relationships with Channel Sources depends to a significant degree on the quality of its services and its reputation, as compared with the quality of services provided by and the reputations of, the Company's competitors. The Company also competes on the basis of creative reputation, price, reliability of services and responsiveness. There can be no assurance that the Company will be able to compete and its inability to do so would have a material adverse impact on the Company's business, financial condition and operating results.

EMPLOYEES

   As of December 31, 1996, the Company has 52 employees, of which 48 are full-time employees and the remaining four are part-time employees. Full-time employees include nine salespeople, 13 account managers and producers, five media sales and 15 creative and production personnel, in addition to executive management and support staff.

ITEM 2.  PROPERTIES

   The Company's chief executive offices occupy approximately 5,800 square feet of an office building known as The New York Information Technology Center, 55 Broad Street, New York, New York at an annual rent ranging from $86,955 to $98,549, payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. The lease has a five-year term and expires April 30, 2001.

   The Company maintains additional office space in New York City consisting of 1,976 square feet of office space located at 50 Broad Street, New York, New York at an annual rent ranging from $34,580 to $38,532, payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. The lease has a term of five years, three months and expires January 31, 2002. The Company is also negotiating a lease for an additional approximately 13,000 square feet of office space near its principal offices in New York City. As presently contemplated, the Company estimates annual rent for this additional space in the range of $200,000 to $250,000.{*} There can be no assurances that this lease will be executed on these terms, if at all.

   The Company also maintains additional sales office space in Baltimore, Maryland consisting of 1,897 square feet, at an annual rent of $30,127, payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. The lease has a term of three years and expires November 30, 1999, excluding the Company's option to extend for an additional three years.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material pending legal proceedings as of the date hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

**FOOTNOTES**

      {*}This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

      {*}This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

      {*}This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

      {*}This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

      {*}This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

      {*}This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

                                   PART II

ITEM 5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
           MATTERS

   The Company's Common Stock is traded on the NASDAQ SmallCap<trademark> Market ("NASDAQ") under the symbol "KTWO".

   The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ from July 26, 1996, the effective date of the Company's registration statement in connection with its initial public offering, through December 31, 1996. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                    High                               Low

July 1996 (commencing July 26, 1996)                7 1/2                              5 61/64
August 1996                                         7 3/4                               6 1/4
September 1996                                      7 3/4                               6 1/2
Fiscal Quarter Ended
     December 31, 1996                              6 1/2                               5 3/4

   The approximate number of recordholders of the Common Stock at December 31, 1996 was 53, not including beneficial owners whose shares are held by banks, brokers and other nominees.

   The Company has not paid any dividends. The Company does not expect to pay cash dividends on its Common Stock in the foreseeable future as any earnings are expected to be retained to finance the Company's operations. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

   The Company was formed in January 1996 by the then-existing stockholders of K-2 Design, Inc., a New York corporation (the "Predecessor"). In connection with the formation of the Company, such stockholders each exchanged all of their shares of the Predecessor's common stock, which constituted all of the outstanding capital stock of the Predecessor, for 473,870 shares of the Registrant's Common Stock, or 1,895,480 such shares in the aggregate. This exchange was not a sale as defined by Section 2(3) of the Act and was, accordingly, exempt from the registration requirements of the Securities Act of 1933 (the "Act").

   In March 1996, the Company consummated a private placement in which it sold 200,000 shares of Common Stock for an aggregate of $250,000 ($1.25 per share) and in May 1996, the Company consummated a second private placement in which it sold an additional 400,002 shares of Common Stock for an aggregate of $700,000 ($1.75 per share). Only accredited investors purchased Common Stock in these private placements. With respect to the private placements, Donald & Co. Securities Inc. acted as Placement Agent and received $47,000 in commissions and $9,500 in non-accountable expenses. Since these offerings were made to a limited number of offerees all of whom are accredited and otherwise in compliance with Rule 506 promulgated under Regulation D of the Act, they were exempt from registration by reason of Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 17.

OVERVIEW

   The  Company  was  founded  in 1993 as a general partnership  and  initially operated a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and in August 1994 for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation. After the Company's initial public offering ("IPO") on July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications firm, largely in anticipation of demands from its customers for additional complementary services. Complementary services the Company now provides include, among others, development of CD-ROM discs, media placement on Web sites, consulting services regarding Web site usage and user characteristics, and development and maintenance of Company-owned Web site advertising networks, live Internet broadcasts and the development of brand strategies and print collateral systems.

   As a result of the expansion of the Company's services beyond Web site design and creation, the Company incurred significant expenses in 1996 in anticipation of future revenues. Since the Company has engaged in Web site design and creation only for approximately two years, and has been providing various other services for less than one year, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Management therefore believes that period-to-period comparisons of the Company's results of operations are not indicative of future results.

   In January 1995, the Company was reorganized as a New York corporation that elected to be treated as an S corporation for tax purposes. In January 1996, the Company was reorganized as a Delaware holding company and the New York corporation became a wholly-owned operating subsidiary thereof and thus ceased to be an S corporation for tax purposes. For financial reporting purposes, the Company's Consolidated Financial Statements include the Company and its wholly-owned subsidiary.

RESULTS OF OPERATIONS

GENERAL

   Project-based work for which the Company has been engaged has generally been completed within 16 weeks, although certain past, current and future projects have taken and are expected to take longer to complete. Revenues are recognized on a percentage of completion basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. A portion of the Company's revenues have been generated on a fixed fee for service basis. The Company also provides ongoing services to certain customers, including one customer for which the Company is agency-of-record.

   The Company has increased and is currently increasing its expense levels to accommodate its past growth and anticipated growth in its business. These expenses are related to, among other things, a substantial increase in the number of employees, the relocation of the Company's principal office and the opening of two additional offices, and investing in equipment. The Company's failure to expand its business in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

   The changes in the various line-items discussed below result from the increase in the Company's expenses since it consummated a series of securities offerings in 1996 and began to apply the proceeds to expand services in anticipation of future revenues.

                                                   Percentage of Revenues
                                                   Year Ended December 31,
                                             1996                         1995
Revenues                                              100.0%                 100.0%
Operating Expenses
   Direct Salaries and Costs                           79.7                   80.0
   Selling, General and Administrative                 42.2                   16.8
Expenses
   Depreciation                                          2.2                   2.1
     Total Operating Expenses                          124.1                  98.9
Operating Income (Loss)                               (24.1)                   1.1
Other Income (Expense)                                  2.1                    0.0
Income (Loss) before taxes
   Income taxes                                          --                     .1
   Net Income (Loss)                                  (22.0%)                  1.0%

REVENUES

   Revenues for the years ended December 31, 1996 and 1995 were $4,077,792 and $1,196,208, respectively, or an increase of 341% in 1996 as compared to 1995. in fiscal 1996, approximately 63% of revenues were generated from Web site design and creation services, 14% from media placement on Web sites, 13% from
traditional   graphic  design  services  and  10% from  one   CD-ROM  project.
In fiscal 1995, approximately 80% of revenues were generated from Web site design and creation services and the remainder was attributable to traditional graphic design services. Since the transition of the Company from a Web site design firm into an integrated, interactive marketing and communications firm is ongoing, the Company is unable to predict the relative percentage of its revenues that will be generated from each of its various services.

   Any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an adverse impact on the Company's business, operating results and financial condition.

DIRECT SALARIES AND COSTS

   Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs remained relatively constant in fiscal 1996 as compared to fiscal 1995. The Company's direct salaries and costs for fiscal 1996 were $3,249,717 and for fiscal 1995 were $957,027. In 1996, direct salaries and costs consisted primarily of approximately $1,200,000 in direct salaries and approximately $1,200,000 paid to freelance artists and other independent contractors (half of which was incurred in the fourth quarter principally in respect of two projects) and the remainder consisted of media placement costs and supplies and printing. In 1995, direct salaries and costs consisted primarily of approximately $405,000 paid to freelance artists and other independent contractors (approximately half of which was paid to a vendor of complex computer programming services required for special features on Web sites), and secondarily of approximately $300,000 paid as direct salaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses for fiscal 1996 increased to $1,720,503 (42.2% of revenues) from $200,931 in 1995 (16.8% of revenues), and in each period consisted of salaries, professional fees, occupancy costs, marketing and advertising and travel and office expenses and supplies, among other things. The increase in absolute dollars reflects the application of the proceeds from the Company's private placements and initial public offering during 1996, consistent with the Company's expansion strategy. The increase as a percentage of revenues reflects the incurrence of expenses in 1996 as the Company expanded the scope of its services in anticipation of future revenues. In 1995, prior to raising money from external sources, selling, general and administrative expenses were limited by the Company's lack of funds.

   In addition, the Company may open additional sales offices, although the Company has determined not to open one in Germany for the foreseeable future.{*} As a result of any such expansion, the Company's selling, general and administrative expenses, particularly occupancy costs and office expenses and supplies, would likely increase.

DEPRECIATION

   Depreciation expense was $92,167 and $24,485 in the years ended December 31, 1996 and 1995, respectively, and related to depreciation of equipment and leasehold improvements. The expense in 1996 was principally the result of depreciation of the Company's equipment and leasehold improvements in connection with the acquisition of computer equipment and the relocation of its offices.

INTEREST INCOME, NET

   The net proceeds from the Company's securities offerings earned interest income net of interest and other expense of $89,178 for the year ended December 31, 1996. The Company incurred interest expense of $869 for the year ended December 31, 1995.

INCOME TAXES

   The Company operated as a partnership during the year ended December 31, 1994. As a result, the partners were individually liable for federal and state income taxes on the Company's taxable income. Effective January 1995, the Company elected to be treated as an S Corporation for federal income tax purposes. As a result, the shareholders were individually liable for federal income tax on the Company's taxable income. In January 1996, the Company began to be treated as a C corporation for federal and state income tax purposes. The Company is also liable for New York state and city income taxes.
SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

   The following table presents unaudited quarterly financial information for the period from January 1, 1995 to December 31, 1996. The information has been derived from the Company's unaudited Consolidated Financial Statements. The unaudited quarterly financial information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's audited Consolidated Financial Statements and the accompanying notes thereto appearing elsewhere in this Report. These results are not indicative of results for any future period.

                                                                    THREE MONTHS ENDED
                          MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,   MARCH 31,    JUNE 30,    SEPTEMBER 30, DECEMBER 31,
                             1995       1995          1995           1995        1996         1996          1996           1996
                                                            (UNAUDITED)
Revenues                   $ 33,639    $383,423     $301,481       $477,665    $ 512,434      $498,050       $825,348    $2,241,960
Operating Expenses:
Direct salaries and          68,152     274,309      268,074        346,492      499,109       607,066        785,245     1,358,297
costs
Selling, general and
administrative expenses      12,449      72,294       53,090         63,098      125,958       262,823        234,303     1,097,419
Depreciation                  4,779      10,147        4,779          4,780        9,113        14,221         23,626        45,207
Total operating              85,380     356,750      325,943        414,370      634,180       884,110      1,043,174     2,500,923
expenses
Operating income (loss)    $(51,741)   $ 26,673     $(24,462)      $ 63,295    $(121,746)   $(386,060)     $(217,826)    $(258,963)

_________________


   Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which have affected the Company and some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major customer or the termination of a relationship with a Channel Source, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet. The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of lower cost full time employees versus higher cost independent contractors. At the present time, the Company has determined to increase expense levels, which to a large extent are fixed, based in part on expectations as to future revenues and will base future expense levels similarly. As a result, operating expenses as a percentage of revenues have increased in the fourth quarter of 1996 as compared to the prior three quarters. Revenues and operating results are difficult to forecast because of these fluctuations and because the Company lacks historical financial data for a significant number of periods. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

   Any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an adverse impact on the Company's business, operating results and financial condition.

   The  trading  prices  of the Common Stock and its  Redeemable  Common  Stock
Purchase Warrants are subject to fluctuation in response to quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced price and volume fluctuations which have particularly affected the market price of technology-oriented and media companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock and the Redeemable Common Stock Purchase Warrants.

LIQUIDITY AND CAPITAL RESOURCES

   The Company is dependent on its cash of approximately $3.9 million (at December 31, 1996), together with cash generated by operations, if any, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for any expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future substantial alternative financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable.{*} Accordingly, the Company may not have the funds to relieve any liquidity problems in the next year and thereafter, or to finance any expansion of its business. See "-- Factors Affecting Operating Results and Market Price of Stock -- Cash Flow Deficit; Need for Additional Financing."

   Net cash used in the Company's operating activities of $(1,925,081) in the year ended December 31, 1996 and related primarily to a substantial increase in accounts receivable, which was partially offset by an increase in accounts payable, and to the loss incurred during the year.

   In 1996, the Company spent approximately $500,000 on capital expenditures, consisting of furniture, fixtures and leasehold improvements acquired and made in connection with the Company's recent relocation of its principal offices and the opening of two sales offices. Additional capital expenditures may be made in connection with the opening of additional sales offices.

   In 1996, the Company's primary source of liquidity was from two private placements and its initial public offering, which yielded approximately $6,300,000 of net proceeds. In addition the Company financed the purchase of certain equipment through capital leases. The principal balance of such leases was $130,000 at December 31, 1996 and is payable in varying installments through the year 2000.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

CASH FLOW DEFICIT; NEED FOR ADDITIONAL FINANCING

   The Company's current primary focus is on increasing the volume of all of its services. As a result, the Company has hired and will continue to hire additional personnel and has incurred and will continue to incur substantial expenses related to administration, production, technical resources, marketing, customer support and infrastructure in order to enhance and expand its operations. The Company had an operating cash flow deficit of $(2,404) in 1995 and of $(1,925,081) in 1996. The Company may require substantial additional financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable. Should such financing be unavailable or prohibitively expensive when the Company requires it, the Company would not be able to finance any expansion of its business and may not be able to satisfy its working capital needs, either of which would have a material adverse effect on the Company's business, operating result and financial condition.

RECENT OPERATING LOSSES; LIMITED OPERATING HISTORY; EARLY STAGE OF DEVELOPMENT

   The Company's revenues for the years ended December 31, 1995 and 1996 were $1,196,208 and $4,077,792, respectively, with net income of $11,896 in 1995 and a net loss of $(895,417) in 1996. There can be no assurance that the Company will be profitable in the future or that revenue growth, if any, can be sustained.

   The prospects of the Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and especially those in Internet and other computer related markets. There can be no assurance that the Company will be successful in addressing these risks.

ABILITY TO MANAGE GROWTH

   Since the beginning of 1996, there has been substantial growth in the number of the Company's employees and increased (i) responsibility for both existing and new management personnel, (ii) strain on the Company's existing management, administrative, operational, financial and technical resources and (iii) demands on its management information systems and controls. There can be no assurance that the Company will effectively develop and implement systems, procedures or controls adequate to support the Company's operations or that management will be able to achieve the rapid execution necessary to fully exploit the opportunity for the Company's services. To manage its business and any growth, the Company must continue to implement and improve its operational and financial systems and continue to expand, train and manage its employees. In particular, management believes that in addition to Nelson Hunter, who was recently hired as Chief Financial Officer, the Company will need to hire additional qualified administrative and management personnel in the accounting and finance areas to establish and manage financial control systems. If the Company is unable to manage its business effectively, the Company's business, operating results and financial condition will be materially adversely affected.

EVOLVING MARKETING STRATEGY

   The Company's marketing efforts have expanded as the range of services which the Company offers has increased. In addition to developing strategic relationships with other companies, such as advertising agencies and Internet service providers ("Channel Sources") that seek to augment their businesses by directly or indirectly offering to their customers Web site services provided by the Company and other third parties, the Company also directly markets its core creative services as well as the services of VisiTrac<trademark>, Net Media<trademark> and Cliqnow<trademark>!

   To try to avoid any conflict with a Channel Source, the Company does not intend to offer services to customers referred by a particular Channel Source that could be provided to those customers by that Channel Source. Since the Company does not expect to offer its full range of services to these customers, projects for them may be less profitable than full-service production projects for other customers. Should a Channel Source favor other providers of similar services, fail to effectively market the Company's services as a result of the Channel Source's competitive position or otherwise, or not utilize the Company's services to the extent anticipated by the Company, the Company may also be adversely affected. The inability to recruit, manage or retain additional Channel Sources, or their inability to market the Company's services effectively or provide timely and cost-effective customer support and service, could materially adversely affect the Company's business, operating results and financial condition.

RELATIONSHIP WITH MCI AS ONLY SIGNIFICANT CHANNEL SOURCE

   To date, the Company's only significant continuing Channel Source relationship has been and continues to be with MCI. The Company continues to derive revenues from an Internet initiative of MCI commenced in February 1996, pursuant to which MCI salespersons offer comprehensive Web site services to their customers and potential customers in the northeastern United States. In connection with Webworks, MCI co-markets the Company's services and after pre-screening an interested customer, introduces that customer to the Company. However, MCI has no obligation to refer projects to the Company, is expected to refer Webworks projects to others, and utilizes the services of certain of the Company's competitors, including CKS Group, Inc., for other Web site projects. The Company is also aware that AT&T, UUNET, and Microsoft Technologies, Inc., among others, have introduced programs directly competing with MCI's Internet initiative. See "--One-Time Customers; Concentrative of Revenues" and "Business--Marketing--Relationship with MCI."

ONE-TIME CUSTOMERS; CONCENTRATION OF REVENUES

   Since most of the Company's direct customers (and certain Channel Sources) have retained the Company on a single project basis, customers from whom the Company generated substantial revenue in one period have not been a substantial
source  of  revenue  in  a  subsequent  period.   During 1995, single customers
accounted for approximately 18% (J. Walter Thompson, relating to one project for the benefit of Bell Atlantic), 15% (MCI and referrals from MCI) and 12%
(Prudential  Securities)  of  the  Company's  revenues.   During  1996,  single
customers accounted for 20% (America Online Incorporated), 15% (Toys `R' Us), 14% (Chase Manhattan Bank) and 12% (International Business Machines Corp.). In addition, approximately nine percent of the Company's 1996 revenues were
derived  from  referrals  from  MCI.   Due  to  the Company's limited operating
history and the emerging nature of the Internet, the Company generally cannot be sure whether its relationships with customers will continue to be on a one project per customer basis, although the Company continued to provide services in the first quarter of 1997 to the 1996 customers named above. To the extent the Company does not generate repeat or ongoing business from its customers, it will incur the higher sales and marketing expenses associated with attracting new customers as compared to those in attracting additional business from existing customers.

UNCERTAIN ADOPTION OF INTERNET AS A MEDIUM OF COMMERCE AND COMMUNICATIONS; DEPENDENCE ON INTERNET

   Demand and market acceptance for recently introduced services and products like those offered by the Company are subject to a high level of uncertainty. The use of the Internet in marketing and advertising and otherwise, particularly by those individuals and enterprises that have historically relied upon traditional means of marketing and advertising, generally requires the acceptance of a new way of conducting business and exchanging information. Enterprises that have already invested substantial resources in other means of conducting business and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing resources and infrastructure less useful. There can be no assurance that the market for the Company's services will develop and if it fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's services do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

   The Company's ability to derive revenues will also depend upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure or timely development of complementary products, such as high speed modems. Moreover, other critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. If the infrastructure necessary to support the Internet's commercial viability is not developed, or if the Internet does not become a viable marketplace, the Company's business, operating results and financial condition would be materially and adversely affected.

RISK OF CHANGING TECHNOLOGY

   The services the Company offers and the services and products the Company expects to offer in the future, are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product introductions. There can be no assurance that the Company can successfully identify new business opportunities and develop and bring new services or products to market in a timely and cost-effective manner, or that services, products or technologies developed by others will not render the Company's services or products noncompetitive or obsolete. In addition, there can be no assurance that services, products or enhancements introduced by the Company will achieve or sustain market acceptance or be able to effectively address compatibility, inoperability or other issues raised by technological changes or new industry standards. The Company's pursuit of technological advances may also require the Company to seek assistance from third parties.

INTELLECTUAL PROPERTY RIGHTS; RISK OF INFRINGEMENT; POSSIBLE LITIGATION

   The Company believes that its success in its core business of Web site design and creation is not dependent upon patents, copyrights or trademarks and the Company does not currently have any registered patents, copyrights or trademarks, although applications for various trademarks have been made. Consequently, the Company relies principally on a combination of common-law and statutory law to protect its proprietary information and know-how. The Company also utilizes technology owned by third parties. There can be no assurance that licenses for any technology developed by third parties that might be required for the Company's services would be available on reasonable terms, if at all. See "Business -- Trademarks."

   Although the Company does not believe that its services infringe the proprietary rights of any third parties, there can be no assurance that third parties will not assert claims based on these services against the Company in the future or that any of those claims would not be successful. In addition, many of the Company's competitors rely upon trade secret law. Litigation may be necessary in the future to enforce the Company's intellectual property rights and to protect its proprietary information, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation of this nature, whether or not successful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, parties making claims against the Company could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could directly or indirectly prohibit the Company from providing certain services and products. A judgment of this nature could have a material adverse effect on the Company's business, financial condition and results of operations.

CONFLICTS OF INTEREST; RESTRICTIONS

    The Company has been precluded and may be precluded in the future from pursuing opportunities that require it to provide services to direct competitors of existing customers or Channel Sources. In addition, the Company risks alienating or straining relationships with customers and Channel Sources each time the Company agrees to provide services to even indirect competitors of existing customers or Channel Sources. Conflicts of interest may jeopardize the stability of revenues generated from existing customers and Channel Sources and preclude access to business prospects, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

**FOOTNOTES**

      {*}This  statement  is  a forward-looking  statement  reflecting  current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

     {*}This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

      {*}This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 13(a)(1) in Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission's no later than 120 days subsequent to December 31, 1996.

ITEM 10. EXECUTIVE COMPENSATION

   The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission's no later than 120 days subsequent to December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission's no later than 120 days subsequent to December 31, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission's no later than 120 days subsequent to December 31, 1996.

                                   PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
(a)  Documents filed as part of this report.

   1.FINANCIAL STATEMENTS

   Report of Independent Public Accountants                              F-1

   Consolidated Balance Sheet - December 31, 1996                        F-2

   Consolidated Statements of Operations - For  the  years
   ended  December 31, 1996 and 1995                                     F-3

   Consolidated Statements of Changes in Stockholders' Equity -
   (Deficit) For the years ended December 31, 1996 and 1995              F-4

   Consolidated  Statements  of  Cash  Flows - For the years
   ended December 31, 1996 and 1995                                      F-5

   Notes to Consolidated Financial Statements                            F-6

   2. EXHIBITS

   3.1          Certificate of Incorporation of the Registrant*

   3.1(a)       Form of Amendment to Certificate of Incorporation*

   3.2          By-laws of the Registrant*

   4.1          Form of Common Stock Certificate*

   4.2          Form of Warrant Certificate*

   4.4 Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant*

   4.5 Form of Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

   10.1         1996 Stock Option Plan and Rules Relating thereto*

   10.2         1997 Stock Option Plan**

   10.3         Consulting Agreement with Harvey Berlent*

   10.4         Employment Agreement with David J. Centner*

   10.5         Employment Agreement with Matthew G. de Ganon*

   10.6         Employment Agreement with Bradley K. Szollose*
   10.7         Employment Agreement with Douglas E. Cleek*

   10.8         Agreement of Lease - 55 Broad Street, New York, New York*

   10.9         Agreement of Lease - 50 Broad Street, New York, New York**

   10.10        Agreement of Lease - Baltimore, Maryland**

   21.1         Subsidiary List*

   24.1 Powers of Attorney to sign Registration Statement (set forth on signature page)**

   27.1         Financial Data Schedule**

-----------

  * Incorporated by reference from the Registrant's Registration Statement on Form SB-2, No. 333-4319.
 **  Filed herewith.


(b)The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Report.

                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 DESIGN, INC.

By:  /S/ DAVID J. CENTNER              		Dated: March 27, 1997
     ------------------------------
        David J. Centner, Chairman



                              POWER OF ATTORNEY

   Each of the undersigned hereby appoints Matthew G. de Ganon, as his or her attorneys-in-fact to sign his or her name, in any and all capacities, to any amendments to this Form 10-KSB and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission.

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                      DATE

   /S/ DAVID J. CENTNER          Chairman (principal executive	March 27, 1997
       David J. Centner          officer), and Director

   /S/ MATTHEW G. DE GANON       Director                   	March 27, 1997
       Matthew G. de Ganon

   /S/ DOUGLAS E. CLEEK          Director                   	March 27, 1997
       Douglas E. Cleek

   /S/ BRADLEY K. SZOLLOSE       Director                   	March 27, 1997
       Bradley K. Szollose

   /S/ JAMES A. FAVIA            Director                   	March 27, 1997
       James A. Favia

   /S/ STEVEN N. GOLDSTEIN       Director                   	March 27, 1997
       Steven N. Goldstein

   /S/ NELSON HUNTER             Chief Financial Officer    	March 27, 1997
       Nelson Hunter             (principal financial and
                                 accounting officer)

                                K2 DESIGN, INC.
                                AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             PAGE


Financial Statements of K-2 Design, Inc. and Subsidiary

 Report of Independent Public Accountants.....................F-1

 Consolidated Balance Sheet - December 31, 1996...............F-2

 Consolidated Statements of Operations - For the years
    ended December 31, 1996 and 1995..........................F-3

 Consolidated Statements of Changes in Stockholders'
    Equity (Deficit) -For the years ended December 31,
    1996 and 1995.............................................F-4

 Consolidated Statements of Cash Flows - For the years
    ended December 31, 1996 and 1995..........................F-5

 Notes to Consolidated Financial Statements...................F-6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To K2 Design, Inc.:


We have audited the accompanying consolidated balance sheet of K2 Design, Inc. (a Delaware corporation) and its subsidiary (a New York corporation) as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K2 Design, Inc. and its subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



					  Arthur Andersen LLP



Roseland, New Jersey
February 27, 1997

                      K2 DESIGN, INC. AND SUBSIDIARY


                          CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1996


                                                    ASSETS
CURRENT ASSETS:
  Cash                                                                            $3,867,430
  Accounts receivable (net of allowances for doubtful accounts of $25,000)        2,067,715
  Prepaids                                                                           52,369
  Costs in excess of billings                                                        81,044
  Other current assets                                                              178,068
           Total current assets                                                   $6,246,626
FIXED ASSETS, net (Note 3)                                                          607,431
OTHER ASSETS                                                                         40,622
           Total assets                                                           $6,894,679
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital lease obligations (Note 4)                           $  53,448
  Accounts payable                                                                  744,563
  Accrued professional fees                                                          35,000
  Accrued compensation                                                               91,521
  Accrued payroll taxes                                                              33,272
  Accrued sales taxes                                                                97,265
  Other accrued expenses                                                            174,784
  Billings in excess of costs (Note 2)                                              166,169
           Total current liabilities                                              1,396,022
LONG-TERM CAPITAL LEASE OBLIGATIONS (Note 4)                                         76,437
           Total liabilities                                                      1,472,459
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (Notes 2 and 7):
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    0 shares issued and outstanding                                                       -
  Common stock, $.01 par value, 9,000,000 shares authorized;
    3,645,421 shares issued and outstanding                                          36,454
  Additional paid-in capital                                                      6,281,183
  Accumulated deficit                                                              (895,417)
           Total stockholders' equity                                             5,422,220
           Total liabilities and stockholders' equity                            $6,894,679

The accompanying notes are an integral part of this consolidated balance sheet.

                        K2 DESIGN, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                     1996                  1995
REVENUES                                                         $4,077,792             $1,196,208
DIRECT SALARIES AND COSTS                                         3,249,717                957,027
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      1,720,503                200,931
DEPRECIATION                                                         92,167                 24,485
     Income (loss) from operations                                 (984,595)                13,765
INTEREST AND OTHER INCOME/(EXPENSE), net                             89,178                   (869)
     Income (loss) before provision for income taxes               (895,417)                12,896
PROVISION FOR INCOME TAXES                                           -                       1,000
     Net income (loss)                                            $(895,417)             $  11,896
Net loss per common share                                         $ (.32)                   -
PRO FORMA NET INCOME DATA (UNAUDITED)
  (Notes 2 and 6):
     Income before provision for income taxes, as reported                               $  12,896
     Pro forma income tax provision                                                         -
          Pro forma net income                                                           $  12,896
PRO FORMA NET INCOME PER COMMON SHARE                                                         $.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        2,831,711              1,946,373



 The accompanying notes are an integral part of these consolidated statements.

                        K2 DESIGN, INC. AND SUBSIDIARY


     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                          Common Stock                          Additional
                                        Number of                     Partners'       Paid-in        Accumulated
                                         SHARES         AMOUNT         CAPITAL         CAPITAL         DEFICIT        TOTAL
BALANCE, December 31, 1994                -            $-            $(78,421)      $ -             $-              $(78,421)
  Termination of partnership and
capital contribution to S
Corporation                                 75               -         78,421        (78,421)               -              -
  Issuance of common stock                  25               -               -        10,000                -          10,000
  Capital contribution                       -               -               -        25,000                -          25,000
  Corporate recapitalization         1,895,380          18,955               -       (18,955)               -              -
(Note 7)
  Net income                                 -               -               -             -           11,896         11,896
BALANCE, December 31, 1995           1,895,480          18,955               -        (62,376)          11,896        (31,525)
  Termination of S Corporation               -               -               -         11,896          (11,896)             -
  Private placement of common
stock at $1.25 per share, net of
expenses                               200,000           2,000               -        153,230                -       155,230
  Private placement of common
stock at $1.75 per share, net of
expenses                               400,002           4,000               -        617,755                -       621,755
  Initial Public Offering of
   common stock at $6.00 per
   share, net of expenses            1,149,939          11,499               -      5,560,678                -     5,572,177
  Net loss                                   -               -               -              -         (895,417)      (895,417)
BALANCE, December 31, 1996           3,645,421         $36,454          $-         $6,281,183        $(895,417)    $5,422,220


 The accompanying notes are an integral part of these consolidated statements.

                        K2 DESIGN, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                  1996                     1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    $(895,417)                $   11,896
  Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation                                                       92,167                    24,485
        Changes in-
         Accounts receivable                                          (1,934,021)                 (114,711)
        Prepaid expenses                                                 (52,369)                  -
        Costs in excess of billings                                      (81,044)                  -
        Other current assets                                            (178,068)                  -
        Other assets                                                     (36,217)                   (2,530)
        Accounts payable                                                  649,623                    73,210
        Accrued professional fees                                          13,000                    19,500
        Accrued compensation                                               67,569                  (56,048)
        Accrued payroll taxes                                              29,545                     3,727
        Accrued sales taxes                                                97,265                  -
        Other accrued expenses                                            166,574                     8,210
        Billings in excess of costs                                       136,312                    29,857
            Net cash used in operating activities                      (1,925,081)                  (2,404)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                              (502,152)                  (17,553)
            Net cash used in investing activities                       (502,152)                  (17,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                              6,349,162                    10,000
  Capital contribution                                                          -                    25,000
  Principal payments on capital lease obligations                        (37,255)                  (35,613)
  Principal payments on note payable                                     (25,000)                  -
  Principal payments on line of credit                                   (10,000)                  -
  Proceeds from note payable                                             -                           25,000
  Proceeds from line of credit                                           -                           10,000
            Net cash provided by financing activities                   6,276,907                    34,387
            Net increase in cash                                        3,849,674                    14,430
CASH, beginning of year                                                    17,756                     3,326
CASH, end of year                                                      $3,867,430                $   17,756
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest                                                           $   16,260                $      869
    Income taxes                                                            1,000                     1,074
  Noncash investing activities-
    Equipment acquired under capital leases                               128,334                    54,136

 The accompanying notes are an integral part of these consolidated statements.

                        K2 DESIGN, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995




1.ORGANIZATION AND BUSINESS

K2 Design, Inc. ("K2" or the "Company") commenced operations on March 1, 1993 as a partnership. In January 1995 the Partnership contributed its capital into a newly formed corporation and elected S Corporation status.

Effective January 1, 1996, the Company was reorganized as a Delaware holding C corporation having a wholly owned operating subsidiary incorporated in New York. The reorganized corporation is authorized to issue 9,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share. The 100 shares of common stock of the predecessor corporation that were issued and outstanding at the date of reorganization were exchanged for 1,895,480 shares of common stock in the reorganized corporation.

K2 is a full service interactive communications, design and technology company, engaged primarily in the business of designing and creating Web sites on the Internet. The Company also provides various other information delivery services. The Company's customers are primarily U.S.-based corporations operating in a wide variety of industries.

PRIVATE PLACEMENTS

Effective February 29, 1996, the Company consummated a private placement offering in which it sold 200,000 shares of its common stock at $1.25 per share. Effective May 9, 1996, the Company consummated a second private placement offering in which it sold 400,002 additional shares of its common stock at $1.75 per share.

 INITIAL PUBLIC OFFERING

Effective July 26, 1996, the Company consummated an initial public offering in which 1,149,939 units of the Company's securities were sold to the public ( the "Public Units") at $6.00 per unit, each consisting of one share of Common Stock and two warrants to purchase one share of Common Stock at $7.50. The net proceeds from this offering of approximately $5,600,000 are being used for used for working capital and general corporate purposes.

2.SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES

Use of Estimates in the
PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues are recognized on the percentage of completion method based upon the ratio of costs incurred to total estimated costs incurred and anticipated profits earned on projects in progress in excess of amounts billed. Billings in excess of costs represent amounts billed in excess of costs incurred and estimated profit earned. Such billings are generally at the beginning of contract periods, and are in accordance with contract provisions. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. A portion of the Company's revenues has been generated on a fixed fee for service basis.

FIXED ASSETS

Fixed assets are carried at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease.

Estimated useful lives by class of assets are as follows:

Computers and equipment                      3 years
Furniture and fixtures                       5 years
Leasehold improvements                       Life of lease

Assets purchased with capital leases are depreciated over their estimated useful lives.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash, accounts receivable, and accounts payable approximate fair market value based upon the relatively short-term nature of these financial instruments.

CONCENTRATION OF CREDIT

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company's sales to its four largest customers constituted approximately 20%, 15%, 14% and 12% for the year ended December 31, 1996. The Company had accounts receivable from these customers amounting to $1,538,798 at December 31, 1996. The Company's sales to its three largest customers for the year ended December 31, 1995 constituted approximately 18%, 15% and 12% of revenue.

INCOME TAXES

Effective January 1995, the Company elected to be treated as an S Corporation for federal income tax purposes. As a result, the shareholders were individually liable for Federal income tax on the Company's taxable income. The Company was subject to New York State and City income taxes. Effective January 1996, the Company elected to be treated as a C Corporation. As a result, the Company is subject to Federal, New York State and City income taxes on the Company's taxable income.

The Company provides federal, state and city income tax in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years on which those temporary differences are expected to be recovered or settled. Deferred taxes were not significant for the year ended December 31, 1996.

NET LOSS AND PRO FORMA NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock was computed by dividing net loss by the weighted average number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued within one year of the public offering at less than the public offering price are assumed to be outstanding for each period presented up to the date of the initial public offering.

STOCK-BASED COMPENSATION

During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock Based
Compensation ("SFAS No. 123").   This statement establishes financial
accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS. No. 123 also permits entities to continue to measure compensation costs under pre-existing accounting pronouncements with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to the financial statements. The Company has elected to adopt the disclosure requirements of SFAS 123.

3.FIXED ASSETS

Fixed assets, at cost, including capital leases (Note 4), summarized by major categories at December 31, 1996, consist of the following:

Computers and equipment                       $      513,728
Furniture and fixtures                               150,477
Leasehold improvements                               66,669
                                                     730,874
Less- Accumulated depreciation                       123,443
        Fixed assets, net                     $      607,431

4.  CAPITAL LEASE OBLIGATIONS

The Company is a lessee in noncancelable leasing agreements for certain computers and equipment. Included in fixed assets, net, is $129,771 of computers and equipment held under capital leases.

Future minimum lease payments for fixed assets under capital lease at December 31, 1996, are as follows:


  1997                                       $ 65,790
  1998                                         59,525
  1999                                         31,261
  2000                                          2,111
     Total minimum lease payments             158,687
  Less- Imputed interest                      (28,802)
     Capital lease obligation              $  129,885

5.COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain office space and automobiles for varying periods. At December 31, 1996, approximate future minimum rental commitments under all noncancelable operating leases are as follows:

Fiscal year:
  1997                                                           $ 173,723
  1998                                                             173,723
  1999                                                             164,418
  2000                                                             124,252
  2001                                                              57,990
  Thereafter                                                         2,456
  Total minimum lease payments                                   $  696,562

Rental expense for the Company's premises amounted to $78,687 in 1996 and $29,150 in 1995.

EMPLOYMENT CONTRACTS

The Company has employment contracts with certain of its executives which expire as of December 31, 1998. Such agreements provide for minimum salary levels and bonuses which are payable based on 1.88% of the Company's pre-tax income. The aggregate commitment for future salaries, excluding bonuses, at December 31, 1996 was approximately $980,000.

6.INCOME TAXES

As described in Note 2, the Company previously elected "S" corporation status under the provisions of the Internal Revenue Code. In January, 1996 the Company reorganized as a Delaware Holding C Corporation in contemplation of the initial public offering.

At December 31, 1996, the Company had net operating loss carryforwards of approximately $900,000 which expire in 2012. The company has recorded a deferred tax asset of approximately $350,000 related to the loss carryforward and a corresponding valuation allowance due to the uncertainty of the realization of the asset.

The provision for income taxes on historical and unaudited pro forma net income for the years ended December 31, 1996 and 1995, respectively, differs from the amount computed by applying the federal statutory rate due to the following:

                                         1996           1995
Statutory federal income tax rate        (34)%           34%
State and local taxes, net                (6)             6
Operating loss carryforwards              -             (40)
Valuation Allowance                       40             -
                                           0%             0%

The unaudited pro forma information above reflects income tax expense as if the Company had been subject to federal and state income taxes. The Company would not have had a federal and state income tax provision because of net operating loss carryforwards for 1995.

7.STOCK OPTION PLAN

Effective January 16, 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation. An aggregate of 106,500 shares of common stock are available for grant under the Plan and have been reserved for this purpose at December 31, 1996.

The Plan expires on January 1, 2006. Under the terms of the Plan, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less than 110% of such fair market value for all options granted, and the options expire five years after the option grant date. Options granted are exercisable in five equal annual installments commencing on the option grant date.

A summary of the Plan at December 31, 1996 and the changes during the year then ended is presented in the table and narrative below:

                                                                  Weighted
                                                                   Average
                                                SHARES         EXERCISE PRICE
Outstanding at beginning of year          -                    $ -
Granted                                   118,500                4.03
Exercised                                 -                      -
Forfeited                                 -                      -
Outstanding at end of year                118,500              $ 4.03
Exercisable at end of year                -                      -
Weighted average fair value of options
granted (see below)                       118,500              $ 1.18

The Company accounts for the Plan under APB No. 25, under which no compensation cost is recognized for stock options granted with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for this plan been determined consistent with the fair value approach required by SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                     1996
Net loss:
As reported                       $(895,417)
Pro forma                         $(919,926)
Net loss per common share:
As reported                       $(  0.32)
Pro forma                         $(  0.32)



The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants made in January 1996 and October 1996, respectively: risk-free interest rates of 5.3% and 6.1%; no expected dividend yields for options granted; expected lives of 5 years; expected stock price volatility of 75%.

The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because anticipated stock option grants are anticipated in future years.

Under SFAS No. 123, options granted to external consultants must be accounted for at fair value on the date of grant utilizing the Black-Scholes option pricing model. The options granted to such individual during 1996 did not have a material effect on the Company's December 31, 1996 financial statements.

                               EXHIBIT INDEX

Exhibit
NUMBER     EXHIBIT NAME

10.2       1997 Stock Option Plan

10.9       Agreement of Lease - 50 Broad Street, New York, New York

10.10      Agreement of Lease - Baltimore, Maryland

24.1 Powers of Attorney to sign Registration Statement (set forth on signature page)

27.1       Financial Data Schedule

                                                                EXHIBIT 10.2

                               K2 DESIGN, INC.
                          1997 STOCK INCENTIVE PLAN

                                  ARTICLE I

                          PURPOSE AND EFFECTIVENESS


1.1 Purpose. The purpose of the K2 Design, Inc. 1997 Stock Incentive Plan (the "Plan") is to promote the success of K2 Design, Inc. (the "Company") by providing a method whereby (i) eligible employees of the Company and its Subsidiaries and (ii) independent contractors and consultants providing services to the Company or its Subsidiaries may be awarded additional remuneration for services rendered and encouraged to invest in capital stock of the Company, thereby increasing their proprietary interest in the Company's businesses, encouraging them to remain in the employ of the Company or its Subsidiaries, and increasing their personal interest in the continued success and progress of the Company or its Subsidiaries. The Plan is also intended to aid (i) in attracting persons of exceptional ability to become officers and employees of the Company and its Subsidiaries and (ii) inducing independent contractors to agree to provide services to the Company.

1.2 Effective Date. The Plan shall be subject to, and become effective upon, the approval by the affirmative vote of the holders of at least a majority of the outstanding shares of capital stock of the Company.

                                 ARTICLE II

                                 DEFINITIONS

2.1 Certain Defined Terms. Capitalized terms not defined elsewhere in the Plan shall have the following meanings (whether used in the singular or plural):

           "Affiliate" of the Company means any corporation, partnership, or other business association that, directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with the Company.

           "Agreement" means a stock option agreement or restricted shares agreement, or an agreement evidencing more than one type of Award, specified in Section 10.5, as any such Agreement may be supplemented or amended from time to time.

           "Approved Transaction" means any transaction in which the Board (or, if approval of the board is not required as a matter of law, the stockholders of the Company) shall approve (i) any consolidation or merger of the Company, or binding share exchange, pursuant to which shares of Common Stock would be changed or converted into or exchanged for cash, securities or other property, other than any such transaction in which the common stockholders of the Company immediately prior to such transaction have the same proportionate ownership of the common stock of, and voting power with respect to, the surviving corporation immediately after such transaction, (ii) any merger, consolidation or binding share exchange to which the Company is a party as a result of which the persons who are common stockholders of the Company immediately prior thereto have less than a majority of the combined voting power of the outstanding capital stock of the Company ordinarily (and apart from the rights accruing under special circumstances) having the right to vote in the election of directors immediately following such merger, consolidation or binding share exchange, (iii) the adoption of any plan or proposal for the liquidation or dissolution of the Company, or (iv) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company.

           "Award" means a grant of Options or Restricted Shares under this Plan.

           "Board" means the Board of Directors of the Company.

           "Code" means the Internal Revenue Code of 1986, as amended from time
           to time, or any successor statue or statues  thereto.   Reference to
           any specific Code section shall include any successor section.

           "Committee"  means the committee of the Board appointed pursuant  to
           Section 3.1 to administer the Plan.

           "Common Stock" means the Common Stock, $.01 par value per share, of the Company.

           "Company" means K2 Design, Inc., a Delaware corporation.

           "Disability" means the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

           "Dividend Equivalents" means, with respect to Restricted Shares to be issued at the end of the Restriction Period, to the extent specified by the Committee only, an amount equal to all dividends and other distributions (or the economic, equivalent thereof) which are payable to stockholders of record during the Restriction Period on a like number of shares of Common Stock.

           "Domestic relations order" means a domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder.

           " Effective Date" means the date on which the Plan becomes effective pursuant to Section 1.2.

           "Equity security" shall have the meaning  ascribed  to  such term in
           Section 3(a)(11) of the Exchange Act, and an equity security of an issuer shall have the meaning ascribed thereto in Rule 16a-1 promulgated under the Exchange Act, or any successor Rule.

           "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor statute or statutes thereto. Reference to any specific Exchange Act section shall include any successor section.

           "Fair Market Value" of a share of the Common Stock on any day means the last sale price (or, if no last sale price is reported, the average of the high bid and low asked prices) for a share of Common Stock on such day (or, if such day is not a trading day, on the next preceding trading day) as reported on NASDAQ or, if not reported on NASDAQ, as quoted by the National Quotation Bureau Incorporated, or if the Common Stock is listed on an exchange, on the principal exchange on which the Common Stock is listed. If for any day the Fair Market Value of a share of Common Stock, is not determinable by any of the foregoing means, then the Fair Market Value for such day shall be determined in good faith by the Committee on the basis of such quotations and other considerations as the Committee deems appropriate.

           "Holder" means an employee of the Company or a Subsidiary or an independent contractor or consultant who has received an Award under this Plan.

           "Incentive Stock Option" means a stock option granted under Article VI which is intended to be an incentive stock option within the meaning of Section 422 of the Code.

           "NASDAQ" means the Nasdaq Stock Market.

           "Nonqualified Stock Option"  means  a  stock  option  granted  under
           Article VI that is designated a nonqualified stock option.

           "Option"  means  any  Incentive  Stock  Option or Nonqualified Stock
           Option.

           "Plan" has the meaning ascribed thereto in Section 1.1.

           "Restricted Shares" means shares of Common Stock or the right to receive shares of Common Stock, as the case may be, awarded pursuant to Article VIII.

           "Restriction Period" means a period of time beginning on the date of each award of Restricted Shares and ending on the Vesting Date with respect to such award.

           "Retained Distribution" has the meaning ascribed thereto in Section 8.3.

           "Rule 16b-3" means Rule 16b-3 promulgated under the Exchange Act, or any successor Rule, References to paragraphs of Rule 16b-3 shall include the comparable provisions of any successor Rule.

           "Subsidiary" of the Company means any present or future subsidiary (as defined in Section 424(f) of the Code) of the Company or any business entity in which the Company owns directly or indirectly, 50% or more of the voting, capital or profits interests. An entity shall be deemed a subsidiary of the Company for purposes of this definition only for such periods as the requisite ownership or control relationship is maintained.

           "Vesting Date" with respect to any Restricted Shares awarded hereunder means the date on which such Restricted Shares cease to be subject to a risk of forfeiture, as designated in or determined in accordance with the Agreement with respect to such award of
           Restricted Shares pursuant to Article VIII. If more than one Vesting Date is designated for an award of Restricted Shares, references in the Plan to a Vesting Date in respect of such Award shall be deemed to refer to each party of such Award and the Vesting Date of such part.

                                 ARTICLE III

                               ADMINISTRATION

3.1 Committee. The Plan shall be administered by the Option Committee of the Board unless a different committee is appointed by the Board. The Committee shall be comprised of not less than two persons. The Committee shall select one of its members as its chairman and shall hold its meetings at such times and places as it shall deem advisable. A majority of its members shall constitute a quorum and all determinations shall be made by a majority of such quorum. Any determination reduced to writing and signed by all of the members shall be fully as effective as if it had been made by a majority vote at a meeting duly called and held.

3.2 Powers. The Committee shall have full power and authority to grant to eligible persons Options under Article VI of the Plan and/or Restricted Shares under Article VIII of the Plan, to determine the terms and conditions (which need not be identical) of all Awards so granted, to interpret the provisions of the Plan and any Agreements relating to Awards granted under the Plan, and to supervise the administration of the Plan. The Committee in making an Award may provide for the granting or issuance of additional, replacement or alternative Awards upon the occurrence of specified events, including the exercise of the original Award. The Committee shall have sole authority in the selection of persons to whom Awards may be granted under the Plan and in the determination of the timing, pricing and amount of any such Award, subject only to the express provisions of the Plan. In making determinations hereunder, the Committee may take into account the nature of the services rendered by the respective employees, independent contractors and consultants, their present and potential contributions to the success of the Company and its Subsidiaries an such other factors as the Committee in its discretion deems relevant.

3.3        Interpretation.    The  Committee  is  authorized,  subject  to  the
provisions of the Plan, to establish, amend and rescind such rules and regulations as it deems necessary or advisable for the proper administration of the Plan and to take such other action in connection with or in relation to the Plan as it deems necessary or advisable. Each action and determination made or taken pursuant to the Plan by the Committee, including any interpretation or construction of the Plan, shall be final and conclusive for all purposes and upon all persons. No member of the Committee shall be liable for any action or determination made or take by him or the Committee in good faith with respect to the Plan.

                                 ARTICLE IV

                         SHARES SUBJECT TO THE PLAN

4.1 Number of Shares. Subject to the provisions of this Article IV, the maximum number of shares of Common Stock with respect to which Awards may be granted during the term of the Plan shall be 350,000 shares. Shares of Common Stock will be made available from the authorized but unissued shares of the Company. The shares of Common Stock subject to (i) any Award granted under the Plan that shall expire, terminate or be annulled for any reason without having been exercised (or considered to have been exercised as provided in Section 7) and (ii) any Award of Restricted Shares that shall be forfeited prior to becoming vested (provided that the Holder received no benefits of ownership of such Restricted Shares other than voting rights and the accumulation of Retained Distributions and unpaid Dividend Equivalents that are likewise forfeited), shall again be available for purposes of the Plan.

4.2 Adjustments. If the Company subdivides its outstanding shares of Common Stock into a greater number of shares of Common Stock (by stock dividend, stock split, reclassification or otherwise) or combines its outstanding shares of Common Stock into a similar number of shares of Common Stock (by reverse stock split, reclassification or otherwise), or if the Committee determines that any stock dividend, extraordinary cash dividend, reclassification, recapitalization, reorganization, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase Common Stock, or other similar corporate event (including mergers or consolidations other than those which constitute Approval Transactions) affects the Common Stock such that an adjustment is required in order to preserve the benefits or potential benefits intended to be made available under this Plan, then the Committee shall, in its sole discretion and in such manner as the Committee may deem equitable and appropriate, make such adjustments to any or all of (i) the number and kind of shares which thereafter may be awarded, optioned, or otherwise made subject to the benefits contemplated by the Plan; (ii) the number and kind of shares subject to outstanding Awards, and (iii) the purchase or exercise price with respect to any of the foregoing, provided, however, that the number of shares subject to any Award shall always be a whole number. The Committee may, if deemed appropriate, provide for a cash payment to any Holder of an Award in connection with any adjustment made pursuant to this Section 4.2.

                                  ARTICLE V

                                 ELIGIBILITY

5.1 General. The persons who shall be eligible to participate in the Plan and to receive Awards under the Plan shall be such employees (including officers and directors) of the Company and its Subsidiaries or independent contractors or consultants as the Committee shall select. Awards may be made to employees, independent contractors or consultants who hold or have held Awards under this Plan or any similar or other awards under any other plan of the Company or any of its Affiliates.

                                 ARTICLE VI

                                STOCK OPTIONS

6.1        Grant  of  Options.   Subject  to  the  limitations of the Plan, the
Committee shall designate from time to time those eligible persons to be granted Options, the time when each Option shall be granted to such eligible persons, the number of shares subject to such Option, whether such Option is an Incentive Stock Option or a Nonqualified Stock Option and, subject to Section 6.2, the purchase price of the shares of Common Stock subject to such Option. Subject to the other provisions of the Plan, the same person may receive Incentive Stock Options and Nonqualified Stock Options at the same time and pursuant to the same Agreement, provided that Incentive Stock Options and Nonqualified Stock Options are clearly designated as such.

6.2 Option Price. The price at which shares may be purchased upon exercise of an Option shall be fixed by the Committee and may be more than, less than or equal to the Fair Market Value of the Common Stock as of the date the Option is granted.

6.3 Term of Options. Subject to the provisions of the Plan with respect to death, retirement and termination of employment, the term of each Option shall be for such period as the Committee shall determine as set forth in the applicable Agreement.

6.4 Excise of Options. An Option granted under the Plan shall become (and remain) exercisable during the term of the Option to the extent provided in the applicable Agreement and this Plan and, unless the Agreement otherwise provides, may be exercised to the extent exercisable, in whole or in part, at any time and from time to time during such term; provided, however, that subsequent to the grant of an Option, the Committee, at any time before complete termination of such Option, may accelerate the time or time at which such Option may be exercised in whole or in part (without reducing the term of such Option).

6.5        Manner of Exercise.

           (a) Form of Payment. An Option shall be exercised by written notice to the Company upon such terms and conditions as the Agreement may provide and in accordance with such other procedures for the exercise of Options as the Committee may establish from time to time. The method or methods of payment of the purchase price for the shares to be purchased upon exercise of an Option and of any amounts required by Section 10.10 shall be determined by the Committee and may consist of (i) cash, (ii) check, (iii) promissory note, (iv) whole shares of Common Stock or of Series B Stock already owned by the Holder, (v) the withholding of shares of Common Stock issuable upon such exercise of the Option, (vi) the delivery, together with a properly executed exercise notice, of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds required to pay the purchase price,
           (vii) any combination of the foregoing methods of payment, or such other consideration and method of payment as may be permitted for the issuance of shares under the Delaware General Corporation Law. The permitted method or methods of payment of the amounts payable upon exercise of an Option, if other than in cash, shall be set forth in the applicable Agreement and may be subject to such conditions as the Committee deems appropriate. Without limiting the generality of the foregoing, if a Holder is permitted to elect to have shares of Common issuable upon exercise of an Option withheld to pay all or any part of the amounts payable in connection with such exercise, then the Committee shall have the sole discretion to approve or disapprove such election, which approval or disapproval shall be given after such election is made.

           (b) Value of Shares. Shares of Common Stock delivered in payment of all or any part of the amounts payable in connection with the exercise of an Option, and shares of Common Stock withheld for such payment, shall be valued for such purpose at their Fair Market Value as of the exercise date. Notwithstanding the foregoing, if a Holder who is permitted to do so pursuant to the applicable Agreement elects to have shares of Common Stock issuable upon exercise of an Option withheld in payment of all or any part of the amounts payable in connection with the exercise of such Option and if, in order to meet the exemptive requirements of Rule 16b-3, such election is made during a window period determined in accordance with paragraph (e)(3) of such Rule (or is made prior thereto to become effective during such window period), then for purposes of determining the Fair Market Value of the shares of Common Stock withheld, such Option (other than an Incentive Stock Option) shall be deemed to have been exercised on the day during such window period on which the highest reported last sale price of a share of Common Stock as reported on NASDAQ occurred and the Fair Market Value of such shares shall be deemed to be such highest reported last sale price.

           (c) Issuance of Shares. The Company shall effect the transfer of the shares of Common Stock purchased under the Option as soon as practicable after the exercise thereof and payment in full of the purchase price therefor and of any amounts required by
           Section 10.10, and within a reasonable time thereafter such transfer shall be evidenced on the books of the Company. No Holder or other person exercising an Option shall have any of the rights of a stockholder of the Company with respect to shares of Common Stock subject to an Option granted under the Plan until due exercise and full payment has been made. No adjustment shall be made for cash dividends or other rights for which the record date is prior to the date of such due exercise and full payment.

6.6 Nontransferability. Unless otherwise determined by the Committee and provided in the applicable Agreement, Options shall not be transferable other than by will or the laws of descent and distribution or pursuant to a domestic relations order and, except as otherwise required pursuant to a domestic relations order, Options may be exercised during the lifetime of the Holder thereof only by such Holder (or his or her court appointed legal representative).

                                 ARTICLE VII

                            INTENTIONALLY OMITTED


                                ARTICLE VIII

                              RESTRICTED SHARES

8.1 Grant. Subject to the limitations of the Plan, the Committee shall designate those eligible persons to be granted awards of Restricted Shares, shall determine the time when each such Award shall be granted, whether shares of Common Stock covered by awards of Restricted Shares will be issued at the beginning or the end of the Restriction Period and whether Dividend Equivalents will be paid during the Restriction Period in the event shares of the Common Stock are to be issued at the end of the Restriction Period, and shall designate (or set forth the basis for determining) the Vesting Date or Vesting Dates for each award of Restricted Shares and may prescribe other restrictions, terms and conditions applicable to the vesting of such Restricted Shares in addition to those provided in the Plan. The Committee shall determine the price, if any, to be paid by the Holder for the Restricted Shares; provided, however, that the issuance of Restricted Shares shall be made for at least the minimum consideration necessary to permit such Restricted Shares to be deemed fully paid and nonassessable. All determinations made by the Committee pursuant to this Section 8.1 shall be specified in the Agreement.

8.2 Issuance of Restricted Shares at Beginning of the Restriction Period. If shares of Common Stock are issued at the beginning of the Restriction Period, the stock certificate or certificates representing such Restricted Shares shall be registered in the name of the Holder to whom such Restricted Shares shall have been awarded. During the Restriction Period, certificates representing the Restricted Shares and any securities constituting Retained Distributions shall bear a restrictive legend to the effect that ownership of the Restricted Shares (and such Retained Distributions), and the enjoyment of all rights appurtenant thereto, are subject to the restrictions, terms and conditions provided in the Plan and the applicable Agreement. Such certificates shall remain in the custody of the Company and the Holder shall deposit with the Company stock powers or other instruments of assignment, each endorsed in blank, so as to permit retransfer to the Company of all or any portion of the Restricted Shares and any securities constituting Retained Distributions that shall be forfeited or otherwise not become vested in accordance with the Plan and the applicable Agreement.

8.3 Restrictions. Restricted Shares issued at the beginning of the Restriction Period shall constitute issued and outstanding shares of Common Stock for all corporate purposes. The Holder will have the right to vote such Restricted Shares, to receive and retain such dividends and distributions, as the Committee may in its sole discretion designate, paid or distributed on such Restricted Shares and to exercise all other rights, powers and privileges of a Holder of Common Stock with respect to such Restricted Shares; except, that (a) the Holder will not be entitled to delivery of the stock certificate or certificates representing such Restricted Shares until the Restriction Period shall have expired and unless all other vesting requirements with respect thereto shall have been fulfilled or waived; (b) the Company will retain custody of the stock certificate or certificates representing the Restricted Shares during the Restriction Period as provided in Section 8.2; (c) other than such dividends and distributions as the Committee may in its sole discretion designate, the Company will retain custody of all distributions ("Retained Distributions") made or declared with respect to the Restricted Shares (and such Retained Distributions will be subject to the same restrictions, terms and vesting and other conditions as are applicable to the Restricted Shares) until such time, if ever, as the Restricted Shares with respect to which such Retained Distributions shall have been made, paid or declared shall have become vested, and such Retained Distributions shall not bear interest or be segregated in a separate account; (d) the Holder may not sell, assign, transfer, pledge, exchange, encumber or dispose of the Restricted Shares or any Retained Distributions or his interest in any of them during the Restriction Period; and (e) a breach of any restrictions, terms or conditions provided in the Plan or established by the Committee with respect to any Restricted Shares or Retained Distributions will cause a forfeiture of such Restricted Shares and any Retained Distributions with respect thereto.

8.4 Issuance of Stock at End of the Restriction Period. Restricted Shares issued at the end of the Restriction Period shall not constitute issued and outstanding shares of Common Stock and the Holder shall not have any of the rights of a stockholder with respect to the shares of Common Stock covered by such an award of Restricted Shares, in each case until such shares shall have been transferred to the Holder at the end of the Restriction Period. If and to the extent that shares of Common Stock are to be issued at the end of the
Restriction Period, the Holder shall be entitled to receive Dividend Equivalents with respect to the shares of Common Stock covered thereby either
(i) during the Restriction Period or (ii) in accordance with the rules applicable to Retained Distributions, as the Committee may specify in the Agreement.

8.5 Cash Awards. In connection with any award of Restricted Shares, an Agreement may provide for the payment of a cash amount to the Holder of such Restricted Shares at any time after such Restricted Shares shall have become vested. Such cash awards shall be payable in accordance with such additional restrictions, terms and conditions as shall be prescribed by the Committee in the Agreement and shall be in addition to any other salary, incentive, bonus or other compensation payments which such Holder shall be otherwise entitled or eligible to receive from the Company.

8.6 Completion of Restriction Period. On the Vesting Date with respect to each award of Restricted Shares, and the satisfaction of any other applicable restrictions, terms and conditions (a) all or the applicable portion of such Restricted Shares shall become vested, (b) any Retained Distributions and any unpaid Dividend Equivalents with respect to such Restricted Shares shall become vested to the extent that the Restricted Shares related thereto shall have become vested and (c) any cash award to be received by the Holder with respect to such Restricted Shares shall become payable, all in accordance with the terms of the applicable Agreement. Any such Restricted Shares, Retained Distributions and any unpaid Dividend Equivalents that shall not become vested shall be forfeited to the Company and the Holder shall not thereafter have any rights (including dividend and voting rights) with respect to such Restricted Shares, Retained Distributions and any unpaid Dividend Equivalents that shall have been so forfeited. The Committee may, in its discretion, provide that the delivery of any Restricted Shares, Retained Distributions and unpaid Dividend Equivalents that shall have become vested, and payment of any cash awards that shall have become payable, shall be deferred until such date or dates as the recipient may elect. Any election of a recipient pursuant to the preceding sentence shall be filed in writing with the Committee in accordance with such rules and regulations, including any deadline for the making of such an election, as the Committee may provide.

                                 ARTICLE IX

                            INTENTIONALLY OMITTED


                                  ARTICLE X

                             GENERAL PROVISIONS

10.1       Acceleration of Options and Restricted Shares.

           (a) Death or Disability. If a Holder's employment shall terminate by reason of death or Disability, notwithstanding any contrary waiting period, installment period, vesting schedule or Restriction Period in any Agreement or in the Plan, unless the applicable Agreement provides otherwise: (i) in the case of an
           Option, each outstanding Option granted under the Plan shall immediately become exercisable in full in respect of the aggregate number of shares covered thereby; and (ii) in the case of Restricted Shares, the Restriction Period applicable to each such award of Restricted Shares shall be deemed to have expired and all such Restricted Shares, any related Retained Distributions and any unpaid Dividend Equivalents shall become vested and any cash amounts payable pursuant to the applicable Agreement shall be adjusted in such manner as may be provided in the Agreement.

           (b)             Approved Transactions.  In the event of any Approved
           Transaction, notwithstanding any contrary waiting period, installment period, vesting schedule or Restriction Period in any Agreement or in the Plan, unless the applicable Agreement provides otherwise: (i) in the case of an Option each such outstanding Option granted under the Plan shall become exercisable in full in respect of the aggregate number of shares covered thereby; and (ii) in the case of Restricted Shares, the Restriction Period applicable to each such award of Restricted Shares shall be deemed to have expired and all such Restricted Shares, any related Retained Distributions and any unpaid Dividend Equivalents shall become vested and any cash amounts payable pursuant to the applicable Agreement shall be adjusted in such manner as may be provided in the Agreement, provided, however, that any Options not theretofore exercised shall terminate upon consummation of the Approved Transaction. Notwithstanding the foregoing, unless otherwise provided in the applicable Agreement, the Committee may, in its discretion, determine that any or all outstanding Awards of any or all types granted pursuant to the Plan will not vest or become exercisable on an accelerated basis in connection with an Approved Transaction and/or will not terminate if not exercised prior to consummation of the Approved Transaction, if the Board or the surviving or acquiring corporation, as the case may be, shall have taken, or made effective provision for the taking of, such action as in the opinion of the Committee is equitable and appropriate to substitute a new Award for such Award or to assume such Award and in order to make such new or assumed Award, as nearly as may be practicable, equivalent to the old Award (before giving effect to any acceleration of the vesting or exercisability thereof), taking into account, to the extent applicable, the kind and amount of securities, cash or other assets into or for which the Common Stock may be changed, converted or exchanged in connection with the Approved Transaction.

10.2       Termination of Employment.

           (a) General. If a Holder's employment shall terminate prior to the complete exercise of an Option (or deemed exercise thereof, as provided in Section 7.2) or during the Restriction Period with respect to any Restricted Shares, then such Option shall thereafter be exercisable, and the Holder's rights to any unvested Restricted Shares, Retained Distributions, unpaid Dividend Equivalents and cash amounts shall thereafter vest solely to the extent provided in the applicable Agreement; provided, however, that
           (i) no Option may be exercised after the scheduled expiration date thereof; (ii) if the Holder's employment terminates by reason of death or Disability, the Option shall remain exercisable for a period of at least one year following such termination (but not later than the scheduled expiration of such Option); and (iii) any termination by the Company for cause will be treated in accordance with the provisions of Section 10.2(b).

           (b) Termination by Company for Cause. If a Holder's employment with the Company or a Subsidiary shall be terminated by the Company or such Subsidiary during the Restriction Period with respect to any Restricted Shares, or prior to the exercise of any Option, for cause (for these purposes, cause shall have the meaning ascribed thereto in any employment agreement to which such Holder is a party or, in the absence thereof, shall include but not be limited to, insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind or the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided, however, that if such termination occurs within 12 months after an Approved Transaction, termination for cause shall mean only a felony conviction for fraud, misappropriation or embezzlement), then (i) all Options held by such Holder shall immediately terminate and (ii) such Holder's rights to all restricted Shares, Retained Distributions, any unpaid Dividend Equivalents and any cash awards shall be forfeited immediately.

           (c) Miscellaneous. The Committee may determine whether any given leave of absence constitutes a termination of employment; provided, however, that for purposes of the Plan (i) a leave of absence, duly authorized in writing by the Company for military service or sickness, or for any other purpose approved by the Company if the period of such leave does not exceed 90 days, and
           (ii)  a  leave  of absence in excess of 90 days, duly authorized  in writing by the Company, provided the employee's right to reemployment is guaranteed either by statute or contract, shall not be deemed a termination of employment. Awards made under the Plan shall not be affected by any change of employment so long as the Holder continues to be an employee of the Company or any Subsidiary.

10.3 Right of Company to Terminate Employment. Nothing contained in the Plan or in any Award, and no action of the Company or the Committee with respect thereto, shall confer or be construed to confer on any Holder any right to continue in the employ of the Company or any of its Subsidiaries or interfere in any way with the right of the Company or a Subsidiary to terminate the employment of the Holder at any time, with or without cause; subject, however, to the provisions of any employment agreement between the Holder and the Company or any Subsidiary.

10.4 Nonalienation of Benefits. No right or benefit under the Plan shall be subject to alienation, sale, assignment, hypothecation, pledge, exchange, transfer, encumbrance or charge, and any attempt to alienate, sell, assign, hypothecate, pledge, exchange, transfer, encumber or charge the same shall be void. No right or benefit hereunder shall in any manner be liable for or subject to the debts, contracts, liabilities or torts of the person entitled to such benefits.

10.5 Written Agreement. Each grant of an Option under the Plan shall be evidenced by a stock option agreement which shall designate the Options granted thereunder as Incentive Stock Options or Nonqualified Stock Options; and each award of Restricted Shares shall be evidenced by a restricted shares agreement, each in such form and containing such terms and provisions not inconsistent with the provisions of the Plan as the Committee from time to time shall approve; provided, however, that if more than one type of Award is made to the same Holder, such Awards may be evidenced by a single agreement with such Holder. Each grantee of an Option or Restricted Shares shall be notified promptly of such grant and a written agreement shall be promptly executed and delivered by the Company and the grantee, provided that, in the discretion of the Committee, such grant of Options or Restricted Shares shall terminate if such written agreement is not signed by such grantee (or his attorney) and delivered to the Company within 60 days after the date the Committee approved such grant. Any such written agreement may contain (but shall not be required to contain) such provisions as the Committee deems appropriate (i) to ensure that the penalty provisions of Section 4999 of the Code will not apply to any stock or cash received by the Holder from the Company or (ii) to provide cash payments to the Holder to mitigate the impact of such penalty provisions upon the Holder. Any such agreement may be supplemented or amended from time to time as approved by the Committee as contemplated by Section 10.8(b).

10.6 Designation of Beneficiaries. Each person who shall be granted an Award under the Plan may designate a beneficiary or beneficiaries and may change such designation from time to time by filing a written designation of beneficiary or beneficiaries with the Committee on a form to be prescribed by it, provided that no such designation shall be effective unless so filed prior to the death of such person.

10.7 Right of First Refusal. The Agreements may contain such provisions as the Committee shall determine to the effect that if a Holder elects to sell all or any shares of Common Stock that such Holder acquired upon the exercise of an Option or upon the vesting of Restricted Shares awarded under the Plan, then such Holder shall not sell such shares unless such Holder shall have first offered in writing to sell such shares to the Company at Fair Market Value on a date specified in such offer (which date shall be at least three business days and not more than ten business days following the date of such offer). In any such event, certificates representing shares issued upon exercise of Options or and the vesting of Restricted Shares shall bear a restrictive legend to the effect that transferability of such shares are subject to the restrictions contained in the Plan and the applicable Agreement and the Company may cause the transfer agent for the Common Stock to place a stop transfer order with respect to such shares.

10.8       Termination and Amendment.

           (a) General. Unless the Plan shall theretofore have been terminated as hereinafter provided, no Awards may be made under the Plan on or after the tenth anniversary of the Effective Date. The Board or the Committee may at any time prior to the tenth anniversary of the Effective Date terminate the Plan, and may, from time to time, suspend or discontinue the Plan or modify or amend the Plan in such respects as it shall deem advisable; except that no such modification or amendment shall be effective prior to approval by the Company's stockholders to the extent such approval is then required pursuant to Rule 16b-3 in order to preserve the applicability of any exemption provided by such rule to any Award then outstanding (unless the holder of such Award consents) or to the extent stockholder approval is otherwise required by applicable legal requirements.

           (b) Modification. No termination, modification or amendment of the Plan may, without the consent of the person to whom any Award shall theretofore have been granted, adversely affect the rights of such person with respect to such Award. No modification, extension, renewal or other change in any Award granted under the Plan shall be made after the grant of such Award, unless the same is consistent with the provisions of the Plan. With the consent of the Holder and subject to the terms and conditions of the Plan (including Section 10.8(a)), the Committee may amend outstanding Agreements with any Holder, including, without limitation, any amendment which would (i) accelerate the time or times at which the Award may be exercised and/or (ii) extend the scheduled expiration date of the Award. Without limiting the generality of the foregoing, the Committee may, but solely with the Holder's consent unless otherwise provided in the Agreement, agree to cancel any Award under the Plan and issue a new Award in substitution therefor, provided that the Award so substituted shall satisfy all of the requirements of the Plan as of the date such new Award is made. Nothing contained in the foregoing provisions of this Section 10.8(b) shall be construed to prevent the Committee from providing in any Agreement that the rights of the Holder with respect to the Award evidenced thereby shall be subject to such rules and regulations as the Committee may, subject to the express provisions of the Plan, adopt from time to time, or impair the enforceability of any such provision.

10.9 Government and Other Regulations. The obligation of the Company with respect to Awards shall be subject to all applicable laws, rules and regulations and such approvals by any governmental agencies as may be required, including, without limitation, the effectiveness of any registration statement required under the Securities Act of 1933, and the rules and regulations of any securities exchange or association on which the Common Stock may be listed or quoted.

10.10 Withholding. The Company's obligation to deliver shares of Common Stock or pay cash in respect of any Award under the Plan shall be subject to applicable federal, state and local tax withholding requirements. Federal, state and local withholding tax due at the time of an Award, upon the exercise of any Option or upon the vesting of, or expiration of restrictions with respect to, Restricted Shares, as appropriate, may, in the discretion of the Committee, be paid in shares of Common Stock already owned by the Holder or through the withholding of shares otherwise issuable to such Holder, upon such terms and conditions (including, without limitation, the conditions referenced in Section 6.5) as the Committee shall determine. If the Holder shall fail to pay, or make arrangements satisfactory to the Committee for the payment, to the Company of all such federal, state and local taxes required to be withheld by the Company, then the Company shall, to the extent permitted by law, have the right to deduct from any payment of any kind otherwise due to such Holder an amount equal to any federal, state or local taxes of any kind required to be withheld by the Company with respect to such Award.

10.11 Separability. It is the intent of the Company that this Plan comply with Rule 16b-3 with respect to persons subject to Section 16 of the Exchange Act unless otherwise provided herein or in an Award Agreement, that any ambiguities or inconsistencies in the construction of this Plan be interpreted to give effect to such intention, and that if any provision of this Plan is found not to be in compliance with Rule 16b-3, such provision shall be null and void to the extent required to permit this Plan to comply with Rule 16b-3.
10.12 Non-Exclusivity of the Plan. Neither the adoption of the Plan by the Board nor the submission of the Plan to the stockholders of the Company for approval shall be construed as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options and the awarding of stock and cash otherwise then under the Plan, and such arrangements may be either generally applicable or applicable only in specific cases.

10.13 Exclusion from Pension and Profit-Sharing Computation. By acceptance of an Award, unless otherwise provided in the applicable Agreement, each Holder shall be deemed to have agreed that such Award is special incentive compensation that will not be taken into account, in any manner, as salary, compensation or bonus in determining the amount of any payment under any pension, retirement or other employee benefit plan, program or policy of the Company or any Subsidiary. In addition, each beneficiary of a deceased Holder shall be deemed to have agreed that such Award will not affect the amount of any life insurance coverage, if any, provided by the Company on the life of the Holder which is payable to such beneficiary under any life insurance plan covering employees of the Company or any Subsidiary.

10.14 Unfunded Plan. Neither the Company nor any Subsidiary shall be required to segregate any cash or any shares of Common Stock which may at any time be represented by Awards and the Plan shall constitute an "unfunded" plan of the Company. Except as provided in Article VIII with respect to awards of Restricted Shares and except as expressly set forth in writing, no employee shall have voting or other rights with respect to shares of Common A Stock prior to the delivery of such shares. Neither the Company nor any Subsidiary shall, by any provisions of the Plan, be deemed to be a trustee of any Common A Stock or any other property, and the liabilities of the Company and any Subsidiary to any employee pursuant to the Plan shall be those of a debtor pursuant to such contract obligations as are created by or pursuant to the Plan, and the rights of any employee, former employee or beneficiary under the Plan shall be limited to those of a general creditor of the Company or the applicable Subsidiary, as the case may be. In its sole discretion, the Board may authorize the creation of trusts or other arrangements to meet the obligations of the Company under the Plan, provided, however, that the existence of such trusts or other arrangements is consistent with the unfunded status of the Plan.

10.15         Governing  Law.   The Plan shall be governed by, and construed in
accordance with, the laws of the State of Delaware.

10.16 Accounts. The delivery of any shares of Common Stock and the payment of any amount in respect of an Award shall be for the account of the Company or the applicable Subsidiary, as the case maybe, and any such delivery or payment shall not be made until the recipient shall have paid or made satisfactory arrangements for the payment of any applicable withholding taxes as provided in Section 10.10.

10.17 Legends. In addition to any legend contemplated by Section 10.7, each certificate evidencing Common Stock subject to an Award shall bear such legends as the Committee deems necessary or appropriate to reflect or refer to any terms, conditions or restrictions of the Award applicable to such shares, including, without limitation, any to the effect that the shares represented thereby may not be disposed of unless the Company has received an opinion of counsel, acceptable to the Company, that such disposition will not violate any federal or state securities laws.

10.18 Company's Rights. The grant of Awards pursuant to the Plan shall not affect in any way the right or power of the Company to make reclassifications, reorganizations or other changes of or to its capital or business structure or to merge, consolidate, liquidate, sell or otherwise dispose of all or any part of its business or assets.

                                                                EXHIBIT 10.9


                        STANDARD FORM OF OFFICE LEASE
                   The Real Estate Board of New York, Inc.


           AGREEMENT OF LEASE, made as of this 25th day of September 1996, between FIFTY BROAD STREET, INC. AND FIFTY NEW STREET, INC., New York corporations having their principal place of business c/o Cushman & Wakefield, Inc., 100 Wall Street, New York, N.Y. 10005, party of the first part, hereinafter referred to as OWNER, and K2 DESIGN, INC., a New York corporation, party of the second part, hereinafter referred to as TENANT,

                                 WITNESSETH:

           Owner hereby leases to Tenant and Tenant hereby hires from Owner Room 2001 in the building known as 50 Broad Street, in the Borough of Manhattan, City of New York, for the term of Five (5) years, three (3) months (or until such term shall sooner cease and expire as hereinafter provided) to commence on the First (1st) day of November nineteen hundred and ninety-six, and to end on the Thirty-first (31) day of January, two-thousand and two, both dates inclusive, at an annual rental rate of Thirty-four thousand, five hundred and eighty 00/00 ($34,580.00) (11/1/96 to 11/30/98); then Thirty-six thousand, five hundred and fifty-six ($36,556.00) (12/1/98 to 12/31/99); and then Thirty-eight thousand, five hundred and thirty-two ($38,532.00) (1/1/2000 to
1/31/2002) which Tenant agrees to pay in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, in equal monthly installments in advance on the first day of each month during said term, at the office of Owner or such other place as Owner may designate, without any set off or deduction whatsoever, except that Tenant shall pay the first _____ monthly installment(s) on the execution hereof (unless this lease be a renewal).

           In the event that, at the commencement of the term of this lease, or thereafter, Tenant shall be in default in the payment of rent to Owner pursuant to the terms of another lease with Owner or with Owner's predecessor in interest, Owner may at Owner's option and without notice to Tenant add the amount of such arrears to any monthly installment of rent payable hereunder and the same shall be payable to Owner as additional rent.

           The parties hereto, for themselves, their heirs, distributees, executors, administrators, legal representatives, successors and assigns, hereby covenant as follows:

           RENT:           1.   Tenant  shall  pay the rent  as  above  and  as
hereinafter provided.

           OCCUPANCY:      2.  Tenant shall use and occupy demised premises for
executive offices for Tenant's use and for no other purpose.

           TENANT ALTERATIONS:3. Tenant shall make no changes in or to the demised premises of any nature without Owner's prior written consent and to the provisions of this article. Tenant at Tenant's expense, may make alterations, installations, additions or improvements which are non-structural and which do not affect utility services or plumbing and electrical lines, in or to the interior of the demised premises by using contractors or mechanics first approved by Owner. Tenant shall, before making any alterations, additions, installations or improvements, at its expense, obtain all permits, approvals and certificates required by any governmental or quasi-governmental bodies and (upon completion) certificates of final approval thereof and shall deliver promptly duplicates of all such permits, approvals and certificates to Owner and Tenant agrees to carry and will cause Tenant's contractors and sub-contractors to carry such workman's compensation, general liability, personal and property damage insurance as Owner may require. If any mechanic's lien is filed against the demised premises, or the building of which the same forms a part, for work claimed to have been done for, or materials furnished to, Tenant, whether or not done pursuant to this article, the same shall be discharged by Tenant within thirty days thereafter, at Tenant's expense, by filing the bond required by law. All fixtures and all paneling, partitions, railings and like installations, installed in the premises at any time, either by Tenant or by Owner in Tenant's behalf, shall, upon installation, become the property of Owner and shall remain upon and be surrendered with the demised premises unless Owner, by notice to Tenant no later than twenty days prior to the date fixed as the termination of this lease, elects to relinquish Owner's right thereto and to have them removed by Tenant, in which event the same shall be removed from the premises by Tenant prior to the expiration of the lease, at Tenant's expense. Nothing in this Article shall be construed to give Owner title to or to prevent Tenant's removal of trade fixtures, moveable office furniture and equipment, but upon removal of any such from the premises or upon removal of other installations as may be required by Owner. Tenant shall immediately and at its expense, repair and restore the premises to the condition existing prior to installation and repair any damage to the demised premises or the building due to such removal. All property permitted or required to be removed by Tenant at the end of the term remaining in the premises after Tenant's removal shall be deemed abandoned and may, at the election of Owner, either be retained as Owner's property or may be removed from the premises by Owner, at Tenant's expense.

           MAINTENANCE AND REPAIRS: 4. Tenant shall, throughout the term of this lease, take good care of the demised premises and the fixtures and appurtenances therein. Tenant shall be responsible for all damage or injury to the demised premises or any other part of the building and the systems and equipment thereof, whether requiring structural or nonstructural repairs caused by or resulting from carelessness, omission, neglect or improper conduct of Tenant, Tenant's subtenants, agents, employees, invitees or licensees, or which arise out of any work, labor service or equipment done for or supplied to Tenant or any subtenant or arising out of the installation use or operation of the property or equipment of Tenant or any subtenant. Tenant shall also repair all damage to the building and the demised premises caused by the moving of Tenant's fixtures, furniture and equipment. Tenant shall promptly make, at Tenant's expense, all repairs in and to the demised premises for which Tenant is responsible, using only the contractor for the trade or trades in question, selected from a list of at least two contractors per trade submitted by Owner. Any other repairs in or to the building or the facilities and systems thereof for which Tenant is responsible shall be performed by Owner at the Tenant's expense. Owner shall maintain in good working order and repair the exterior and the structural portions of the building, including the structural portions of its demised premises, and the public portions of the building interior and the building plumbing, electrical, heating and ventilating systems (to the extent such systems presently exist) serving the demised premises. Tenant agrees to give prompt notice of any defective condition in the premises for which Owner may be responsible hereunder. There shall be no allowance to Tenant for diminution of rental value and no liability on the part of Owner by reason of inconvenience, annoyance or injury to business arising from Owner or others making repairs, alterations, additions or improvements in or to any portion of the building or the demised premises or in and to the fixtures, appurtenances or equipment thereof. It is specifically agreed that Tenant shall not be entitled to any setoff or reduction of rent by reason of any failure of Owner to comply with the covenants of this or any other article of this Lease. Tenant agrees that Tenant's sole remedy at law in such instance will be by way of an action for damages for breach of contract. The provisions of this Article 4 shall not apply in the case of fire or other casualty which are dealt with in Article 9 hereof.

           WINDOW CLEANING:5. Tenant will not clean nor require, permit, suffer or allow any window in the demised premises to be cleaned from the outside in violation of Section 202 of the Labor Law or any other applicable law or of the Rules of the Board of Standards and Appeals, or of any other Board or body having or asserting jurisdiction.

           REQUIREMENTS OF LAW, FIRE INSURANCE, FLOOR LOADS:
6. Prior to the commencement of the lease term, if Tenant is then in possession, and at all times thereafter, Tenant, at Tenant's sole cost and expense, shall promptly comply with all present and future laws, orders and regulations of all state, federal, municipal and local governments, departments, commissions and boards and any direction of any public officer pursuant to law, and all orders, rules and regulations of the New York Board of Fire Underwriters, Insurance Services Office, or any similar body which shall impose any violation, order or duty upon Owner or Tenant with respect to the demised premises, whether or not arising out of Tenant's use or manner of use thereof, (including Tenant's permitted use) or, with respect to the building if arising out of Tenant's use or manner of use of the premises or the building (including the use permitted under the lease). Nothing herein shall require Tenant to make structural repairs or alterations unless Tenant has, by its manner of use of the demised premises or method of operation therein, violated any such laws, ordinances, orders, rules, regulations or requirements with respect thereto. Tenant may, after securing Owner to Owner's satisfaction against all damages, interest, penalties and expenses, including, but not limited to, reasonable attorney's fees, by cash deposit or by surety bond in an amount and in a company satisfactory to Owner, contest and appeal any such laws, ordinances, orders rules, regulations or requirements provided same is done with all reasonable promptness and provided such appeal shall not subject Owner to prosecution for a criminal offense or constitute a default under any lease or mortgage under which Owner may be obligated, or cause the demised premises or any part thereof to be condemned or vacated. Tenant shall not do or permit any act or thing to be done in or to the demised premises which is contrary to law, or which will invalidate or be in conflict with public liability, fire or other policies of insurance at any time carried by or for the benefit of Owner with respect to the demised premises or the building of which the demised premises form a part, or which shall or might subject Owner to any liability or responsibility to any person or for property damage. Tenant shall not keep anything in the demised premises except as now or hereafter permitted by the Fire Department, Board of Underwriters, Fire Insurance Rating Organization or other authority having jurisdiction, and then only in such manner and such quantity so as not to increase the rate for fire insurance applicable to the building, nor use the premises in a manner which will increase the insurance rate for the building or any property located therein over that in effect prior to the commencement of Tenant's occupancy. Tenant shall pay all costs, expenses, fines, penalties, or damages, which may be imposed upon Owner by reason of Tenant's failure to comply with the provisions of this article and if by reason of such failure the fire insurance rate shall, at the beginning of this lease or at any time thereafter, be higher than it otherwise would be, then Tenant shall reimburse Owner, as additional rent hereunder, for that portion of all fire insurance premiums thereafter paid by Owner which shall have been charged because of such failure by Tenant, in any action or proceeding wherein Owner and Tenant are parties, a schedule or "make-up" of rate for the building or demised premises issued by the New York Fire Insurance Exchange, or other body making fire insurance rates applicable to said premises shall be conclusive evidence of the facts therein stated and the several items and charges in the fire insurance rates then applicable to said premises. Tenant shall not place a load upon any floor of the demised premises exceeding the floor load per square foot area which it was designed to carry and which is allowed by law. Owner reserves the right to prescribe the weight and position of all safes, business machines and mechanical equipment. Such installations shall be placed and maintained by Tenant, at Tenant's expense, in settings sufficient, in Owner's judgment, to absorb and prevent vibration, noise and annoyance.

           SUBORDINATION: 7. This lease is subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which demised premises are a part and to all renewals, modifications, consolidations, replacements and extensions of any such underlying leases and mortgages. This clause shall be self-operative and no further instrument of subordination shall be required by any ground or underlying lessor or by any mortgagee, affecting any lease or the real property of which the demised premises are a part. In confirmation of such subordination, Tenant shall execute promptly any certificate that Owner may request.

           PROPERTY-LOSS, DAMAGE, REIMBURSEMENT, INDEMNITY:
8. Owner or its agents shall not be liable for any damage to property of Tenant or of others entrusted to employees of the building, nor for loss of or damage to any property of Tenant by theft or otherwise, nor for any injury or damage to persons or property resulting from any cause of whatsoever nature, unless caused by or due to the negligence of Owner, its agents, servants or employees. Owner or its agents will not be liable for any such damage caused by other tenants or persons in, upon or about said building or caused by operations in construction of any private, public or quasi public work. If at any time any windows of the demised premises are temporarily closed, darkened or bricked up (or permanently closed, darkened or bricked up, if required by law) for any reason whatsoever including, but not limited to Owner's own acts. Owner shall not be liable for any damage Tenant may sustain thereby and Tenant shall not be entitled to any compensation therefor nor abatement or diminution of rent nor shall the same release Tenant from its obligations hereunder nor constitute an eviction. Tenant shall indemnify and save harmless Owner against and from all liabilities, obligations, damages, penalties, claims, costs and expenses for which Owner shall not be reimbursed by insurance, including reasonable attorneys fees, paid suffered or incurred as a result of any breach by Tenant, Tenant's agents, contractors, employees, invitees, or licensees, of any covenant or condition of this lease, or the carelessness, negligence or improper conduct of the Tenant, Tenant's agents, contractors, employees, invitees or licensees. Tenant's liability under this lease extends to the acts and omissions of any sub-tenant, and any agent, contractor, employee, invitee or licensee of any sub-tenant. In case of any action or proceeding is brought against Owner by reason of any such claim. Tenant, upon written notice from Owner, will, at Tenant's expense, resist or defend such action or proceeding by counsel approved by Owner in writing, such approval not to be unreasonably withheld.

           DESTRUCTION, FIRE AND OTHER CASUALTY:9. (a) If the demised premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give immediate notice thereof to Owner and this lease shall continue in full force and effect except as hereinafter set forth. (b) If the demised premises are partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by and at the expense of Owner and the rent, until such repair shall be substantially completed, shall be apportioned from the day following the casualty according to the part of the premises which is usable. (c) If the demised premises are totally damaged or rendered wholly unusable by fire or other casualty, then the rent shall be proportionately paid up to the time of the casualty and thenceforth shall cease until the date when the premises shall have been repaired and restored by Owner subject to Owner's right to elect not to restore the same as herein provided. (d) If the demised premises are rendered wholly unusable or (whether or not the demised premises are damages in whole or in part) if the building shall be so damaged that Owner shall decide to demolish it or to rebuild it, then, in any of such events, Owner may elect to terminate this lease by written notice to Tenant, given within 90 days after such fire or casualty, specifying a date for the expiration of the lease, which date shall not be more than 60 days after the giving of such notice, and upon the date specified in such notice the term of this lease shall expire as fully and completely as if such date were the date set forth above for the termination of this lease and Tenant shall forthwith quit, surrender and vacate the premises without prejudice however, to Landlord's rights and remedies against Tenant under the lease provisions in effect prior to such termination and any rent owing shall be paid up to such date and any payments of rent made by Tenant which were on account of any period subsequent to such date shall be returned to Tenant. Unless Owner shall serve a termination notice as provided for herein. Owner shall make the repairs and restorations under the conditions of (b) and (c) hereof, with all reasonable expedition subject to delays due to adjustment of insurance claims, labor troubles causes beyond Owner's control. After any such casualty, Tenant shall cooperate with Owner's restoration by removing from the premises as promptly as reasonably possible, all of Tenant's salvageable inventory and movable equipment, furniture, and other property. Tenant's liability for rent shall resume five (5) days after written notice from Owner that the premises are substantially ready for Tenant's occupancy. (e) Nothing contained hereinabove shall relieve Tenant from liability that may exist as a result of damage from fire or other casualty. Notwithstanding the foregoing, each party shall look first to any insurance in its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is in force and collectible and to the extent permitted by law. Owner and Tenant each hereby releases and waives all right of recovery against the other or any one claiming through or under each of them by way of subrogation or otherwise. The foregoing release and waiver shall be in force only if both releasors' insurance policies contain a clause providing that such a release or waiver shall not invalidate the insurance. If, and to the extent, that such waiver can be obtained only by the payment of additional premiums, then the party benefitting from the waiver shall pay such premium within ten days after written demand or shall be deemed to have agreed that the party obtaining insurance coverage shall be free of any further obligation under the provisions hereof with respect to waiver of subrogation. Tenant acknowledges that Owner will not carry insurance on Tenant's furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant and agrees that Owner will not be obligated to repair any damage thereto or replace the same. (f) Tenant hereby waives the provisions of Section 227 of the Real Property Law and agrees that the provisions of this article shall govern and control in lieu thereof.

           EMINENT DOMAIN: 10. If the whole or any part of the demised premises shall be acquired or condemned by Eminent Domain for any public or quasi public use or purpose, then and in that event, the term of this lease shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim for the value of any unexpired term of said lease and assigns to Owner. Tenant's entire interest in any such award.

           ASSIGNMENT, MORTGAGE, ETC.:11. Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, mortgage or encumber this agreement, nor underlet, or suffer or permit the demised premises or any part thereof to be used by others, without the prior written consent of Owner in each instance. Transfer of the majority of the stock of a corporate Tenant shall be deemed an assignment. If this lease be assigned, or if the demised premises or any part thereof be underlet or occupied by anybody other than Tenant, Owner may, after default by Tenant, collect rent from the assignee, under-tenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, underletting, occupancy or collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, under-tenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained. The consent by Owner to an assignment or underletting shall not in any wise be construed or relieve Tenant from obtaining the express consent in writing of Owner to any further assignment or underletting.

           ELECTRIC CURRENT:12. Rates and conditions in respect to submetering or rent inclusion, as the case may be, to be added in RIDER attached hereto. Tenant covenants and agrees that at all times its use of electric current shall not exceed the capacity of existing feeders to the building or the risers or wiring installation and Tenant may not use any electrical equipment which, in Owner's opinion, reasonably exercised, will overload such installation or interfere with the use thereof by other tenants of the building. The change at any time of the character of electric service shall in no wise make Owner liable or responsible to Tenant, for any loss, damages or expenses which Tenant may sustain.

           ACCESS TO PREMISES:13. Owner or Owner's agents shall have the right (but shall not be obligated) to enter the demised premises in any emergency at any time, and, at other reasonable times, to examine the same and to make such repairs, replacements and improvements as Owner may deem necessary and reasonably desirable to the demised premises or to any other portion of the building or which Owner may elect to perform. Tenant shall permit Owner to use and maintain and replace pipes and conduits in and through the demised premises and to erect new pipes and conduits therein provided they are concealed within the walls, floor, or ceiling. Owner may, during the progress of any work in the demised premises, take all necessary materials and equipment into said premises without the same constituting an eviction nor shall the Tenant or entitled to any abatement of rent while such work is in progress nor to any damages by reason of loss or interruption of business or otherwise. Throughout the term hereof Owner shall have the right to enter the demised premises at reasonable hours for the purpose of showing same to prospective purchasers or mortgagees of the building, and during the last six months of the term for the purpose of showing the same to prospective tenants. If Tenant is not present to open and permit an entry into the premises, Owner or Owner's agents may enter the same whenever such entry may be necessary or permissible by master key or forcibly and provided reasonable care is exercised to safeguard Tenant's property, such entry shall not render Owner or its agents liable therefor, nor in any event shall the obligations of Tenant hereunder be affected. If during the last month of the term Tenant shall have removed all or substantially all of Tenant's property therefrom. Owner may immediately enter, alter, renovate or redecorate the demised premises without limitation or abatement of rent, or incurring liability to Tenant for any compensation and such act shall have no effect on this lease or Tenant's obligations hereunder.

           VAULT, VAULT SPACE, AREA:14. No Vaults, vault space or area, whether or not enclosed or covered, not within the property line of the building is leased hereunder, anything contained in or indicated on any sketch, blue print or plan, or anything contained elsewhere in this lease to the contrary notwithstanding. Owner makes no representation as to the location of the property line of the building. All vaults and vault space and all such areas not within the property line of the building, which Tenant may be permitted to use and/or occupy, is to be used and/or occupied under a revocable license, and if any such license be revoked, or if the amount of such space or area be diminished or required by any federal, state or municipal authority or public utility, Owner shall not be subject to any liability nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall such revocation, diminution or requisition be deemed constructive or actual eviction. Any tax, fee or charge of municipal authorities for such vault or area shall be paid by Tenant.

           OCCUPANCY: 15. Tenant will not at any time use or occupy the demised premises in violation of the certificate of occupancy issued for the building of which the demised premises are a part. Tenant has inspected the premises and accepts them as is, subject to the riders annexed hereto with respect to Owner's work, if any. In any event, Owner makes no representation as to the condition of the premises and Tenant agrees to accept the same subject to violations, whether or not of record.

           BANKRUPTCY: 16. (a) Anything elsewhere in this lease to the contrary notwithstanding, this lease may be cancelled by Owner by the sending of a written notice to Tenant within a reasonable time after the happening of any one or more of the following events: (1) the commencement of a case in bankruptcy or under the laws of any state naming Tenant as the debtor; or (2) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statute. Neither Tenant nor any person claiming through or under Tenant, or by reason of any statute or order of court, shall thereafter be entitled to possession of the premises demised but shall forthwith quit and surrender the premises. If this lease shall be assigned in accordance with its terms, the provisions of this Article 16 shall be applicable only to the party then owning Tenant's interest in this lease.

                           (b)  it is stipulated  and  agreed that in the event
of the termination of this lease pursuant to (a) hereof, Owner shall forthwith, notwithstanding any other provisions of this lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term demised and the fair and reasonable rental value of the demised premises for the same period. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the demised premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of four percent (4%) per annum. If such premises or any part thereof be relet by the Owner for the unexpired term of said lease, or any part thereof, before presentation or proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall be deemed to be the fair and reasonable rental value for the part or the whole of the premises so re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of the Owner to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

           DEFAULT:        17.   (1)  If Tenant defaults in fulfilling  any  of
the covenants of this lease other than the covenants for the payment of rent or additional rent; or if the demised premises become vacant or deserted; or if any execution or attachment shall be issued against Tenant; or any of Tenant's property whereupon the demised premises shall be taken or occupied by someone other than Tenant or if this lease be rejected under <section> 235 of Title 11 of the U.S. Code (bankruptcy code); or if Tenant shall fail to move into or take possession of the premises within fifteen (15) days after the commencement of the term of this lease, then, in any one or more of such events, upon Owner serving a written five (5) days notice upon Tenant specifying the nature of said default and upon the expiration of said five (5) days, if Tenant shall have failed to comply with or remedy such default, or if the said default or omission complained of shall be of a nature that the same cannot be completely cured or remedied within said five (5) day period, and if Tenant shall not have diligently commenced curing such default within such five (5) day period, and shall not thereafter with reasonable diligence and in good faith, proceed to remedy or cure such default, then Owner may serve a written three (3) days' notice of cancellation of this lease upon Tenant, and upon the expiration of said three (3) days this lease and the term thereunder shall end and expire as fully and completely as if the expiration of such three (3) day period were the day herein definitely fixed for the end and expiration of this lease and the term thereof and Tenant shall then quit and surrender the demised premises to Owner but Tenant shall remain liable as hereinafter provided.

                           (2)  If the notice provided for in  (1) hereof shall
have been given, and the term shall expire as aforesaid or if Tenant shall make default in the payment of the rent reserved herein or any item of additional rent herein mentioned or any part of either or in making any other payment herein required, then and in any of such events Owner may without notice, re-enter the demised premises either by force or otherwise, and dispossess Tenant by summary proceedings or otherwise, and the legal representative of Tenant or other occupant of demised premises and remove their effects and hold the premises as if this lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this lease. Owner may cancel and terminate such renewal or extension agreement by written notice.
           REMEDIES OF OWNER AND WAIVER OF REDEMPTION:18. In case of any such default, re-entry, expiration and/or dispossess by summary proceedings or otherwise, (a) the rent shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, (b) Owner may re-let the premises or any part or parts thereof, either in the name of Owner or otherwise, for a term or terms, which may at Owner's option be less than or exceed the period which would otherwise have constituted the balance of the term of this lease and may grant concessions or free rent or charge a higher rental than that in this lease, and/or (c) Tenant or the legal representatives of Tenant shall also pay Owner as liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained, any deficiency between the rent hereby reserved and/or covenanted to be paid and the net amount, if any, of the rents collected on account of the lease or leases of the demised premises for each month of the period which would otherwise have constituted the balance of the term of this lease. The failure of Owner to re-let the premises or any part or parts thereof shall not release or affect Tenant's liability for damages. In computing such liquidated damages there shall be added to the said deficiency such expenses as Owner may incur in connection with re-letting, such as legal expenses, attorneys' fees, brokerage, advertising and for keeping the demised premises in good order or for preparing the same for re-letting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent day specified in this lease and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Owner to collect the deficiency for any subsequent month by a similar proceeding. Owner, in putting the demised premises in good order or preparing the same for re-rental may, at Owner's option, make such alterations, repairs, replacements, and/or decorations in the demised premises as Owner, in Owner's sole judgment, considers advisable and necessary for the purpose of re-letting the demised premises, and the making of such alterations, repairs, replacements, and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Owner shall in no event be liable in any way whatsoever for failure to re-let the demised premises, or in the event that the demised premises are re-let, for failure to collect the rent thereof under such re-letting, and in no event shall Tenant be entitled to receive any excess, if any, of such net rents collected over the sums payable by Tenant to Owner hereunder. In the event of a breach or threatened breach by Tenant of any of the covenants or provisions hereof, Owner shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this lease of any particular remedy, shall not preclude Owner from any other remedy, in law or in equity. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Tenant being evicted or dispossessed for any cause, or in the event of Owner obtaining possession of demised premises, by reason of the violation by Tenant of any of the covenants and conditions of this lease, or otherwise.

           FEES AND EXPENSES:19. If Tenant shall default in the observance or performance of any term or covenant on Tenant's part to be observed or performed under or by virtue of any of the terms or provisions in any article of this lease, then, unless otherwise provided elsewhere in this lease. Owner may immediately or at any time thereafter and without notice perform the obligation of Tenant hereunder. If Owner, in connection with the foregoing or in connection with any default by Tenant in the covenant to pay rent hereunder, makes any expenditures or incurs any obligations for the payment of money, including but not limited to attorney's fees, in instituting, prosecuting or defending any action or proceeding, then Tenant will, reimburse Owner for such sums so paid or obligations incurred with interest and costs. The foregoing expenses incurred by reason of Tenant's default shall be deemed to be additional rent hereunder and shall be paid by Tenant to Owner within five (5) days of rendition of any bill or statement to Tenant therefor. If Tenant's lease term shall have expired at the time of making of such expenditures or incurring of such obligations, such sums shall be recoverable by Owner as damages.

           BUILDING ALTERATIONS AND MANAGEMENT:20. Owner shall have the right at any time without the same constituting an eviction and without incurring liability to Tenant therefor to change the arrangement and/or location of public entrance, passageways, doors, doorways, corridors, elevators, stairs, toilets or other public parts of the building and to change the name, number or designation by which the building may be known. There shall be no allowance to Tenant for diminution of rental value and no liability on the part of Owner by reason of inconvenience, annoyance or injury to business arising from Owner or other Tenants making any repairs in the building or any such alterations, additions and improvements. Furthermore, Tenant shall not have any claim against Owner by reason of Owner's imposition of such controls of the manner of access to the building by Tenant's social or business visitors as the Owner may deem necessary for the security of the building and its occupants.

           NO REPRESENTATIONS BY OWNER:21. Neither Owner nor Owner's agents have made any representations or promises with respect to the physical condition of the building, the land upon which it is erected or the demised premises, the rents, leases, expenses or operation or any other matter or thing affecting or related to the premises except as herein expressly set forth and no rights, easements or licenses are acquired by Tenant by implication or otherwise except as expressly set forth in the provisions of this lease. Tenant has inspected the building and the demised premises and is thoroughly acquainted with their condition and agrees to take the same "as is" and acknowledges that the taking of possession of the demised premises by Tenant shall be conclusive evidence that the said premises and the building of which the same form a part were in good and satisfactory condition at the time such possession was so taken, except as to latent defects. All understandings and agreements heretofore made between the parties hereto are merged in this contract, which alone fully and completely expresses the agreement between Owner and Tenant and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part, unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.

           END OF TERM: 22. Upon the expiration or other termination of the term of this lease, Tenant shall quit and surrender to Owner the demised premises, broom clean, in good order and condition, ordinary wear and damages which Tenant is not required to repair as provided elsewhere in this lease excepted, and Tenant shall remove all its property. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of this lease. If the last day of the term of this Lease or any renewal thereof, falls on Sunday, this lease shall expire at noon on the preceding Saturday unless it be a legal holiday in which case it shall expire at noon on the preceding business day.

           QUIET ENJOYMENT:23. Owner covenants and agrees with Tenant that upon Tenant paying the rent and additional rent and observing and performing all the terms, covenants and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the premises hereby demised, subject, nevertheless, to the terms and conditions of this lease including, but not limited to, Article 31 hereof and to the ground leases, underlying leases and mortgages hereinbefore mentioned.

           FAILURE TO GIVE POSSESSION:24. If Owner is unable to give possession of the demised premises on the date of the commencement of the term hereof, because of the holding-over or retention of possession of any tenant, undertenant or occupants or if the demised premises are located in a building being constructed, because such building has not been sufficiently completed to make the premises ready for occupancy or because of the fact that a certificate of occupancy has not been procured or for any other reason. Owner shall not be subject to any liability for failure to give possession on said date and the validity of the lease shall not be impaired under such circumstances, nor shall the same be construed in any wise to extend the term of this lease, but the rent payable hereunder shall be abated (provided Tenant is not responsible for Owner's inability to obtain possession) until after Owner shall have given Tenant written notice that the premises are substantially ready for Tenant's occupancy. If permission is given to Tenant to enter into the possession of the demised premises or to occupy premises other than the demised premises prior to the date specified as the commencement of the term of this lease. Tenant covenants and agrees that such occupancy shall be deemed to be under all the terms, covenants, conditions and provisions of this lease, except as to the covenant to pay rent. The provisions of this article are intended to constitute "an express provision to the contrary" within the meaning of Section 223-a of the New York Real Property Law.

           NO WAIVER: 25. The failure of Owner to seek redress for violation of, or to insist upon the strict performance of any covenant or condition of this lease or of any of the Rules or Regulations, set forth or hereafter adopted by Owner, shall not prevent a subsequent act which would have originally constituted a violation from having all the force and effect of an original violation. The receipt by Owner of rent with knowledge of the breach of any covenant of this lease shall not be deemed a waiver of such breach and no provision of this lease shall be deemed to have been waived by owner unless such waiver be in writing signed by Owner. No payment by Tenant or receipt by Owner of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement of any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Owner may accept such check or payment without prejudice to Owner's right to recover the balance of such rent or pursue any other remedy in this lease provided. No act or thing done by owner or Owner's agents during the term hereby demised shall be deemed an acceptance of a surrender of said premises, and no agreement to accept such surrender shall be valid unless in writing signed by Owner. No employee of Owner or Owner's agent shall have any power to accept the keys of said premises prior the termination of the lease and the delivery of keys to any such agent or employee shall not operate as a termination of the lease or a surrender of the premises.

           WAIVE OF TRIAL BY JURY:26. It is mutually agreed by and between Owner and Tenant that the respective parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other (except for personal injury or property damage) on any matters whatsoever arising out of or in any way connected with this lease, the relationship of Owner and Tenant, Tenant's use of or occupancy of said premises, and any emergency statutory or any other statutory remedy. It is further mutually agreed that in the event Owner commences any summary proceeding for possession of the premises, Tenant will not interpose any counterclaim of whatever nature or description in any such proceeding including a counterclaim under Article 4.

           INABILITY TO PERFORM:27. This Lease and the obligation of Tenant to pay rent hereunder and perform al of the other covenants and agreements hereunder on part of Tenant to be performed shall in no wise be affected, impaired or excused because Owner is unable to fulfill any of its obligations under this lease or to supply or is delayed in supplying any service expressly or impliedly to be supplied or is unable to make, or is delayed in making any repair, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment or fixtures if Owner is prevented or delayed from so doing by reason of strike or labor troubles or any cause whatsoever including, but not limited to, government preemption in connection with a National Emergency or by reason of any rule, order or regulation of any department or subdivision thereof of any government agency or by reason of the conditions of supply and demand which have been or are affected by war or other emergency.

           BILLS AND NOTICES:28. Except as otherwise in this lease provided, a bill, statement, notice or communication which Owner may desire or be required to give to Tenant, shall be deemed sufficiently given or rendered if, in writing, delivered to Tenant personally or sent by registered or certified mail addressed to Tenant at the building of which the demised premises form a part or at the last known residence address or business address of Tenant or left at any of the aforesaid premises addressed to Tenant, and the time of the rendition of such bill or statement and of the giving of such notice or communication shall be deemed to be the time when the same is delivered to Tenant, mailed, or left at the premises as herein provided. Any notice by Tenant to Owner must be served by registered or certified mail addressed to Owner at the address first hereinabove given or at such other address as Owner shall designate by written notice.

           SERVICES PROVIDED BY OWNERS:29. As long as Tenant is not in default under any of the covenants of this lease, Owner shall provide: (a) necessary elevator facilities on business days from 8 a.m. to 6 p.m. and on Saturdays from 8 a.m. to 1 p.m. and have one elevator subject to call at all other times;
(b) heat to the demised premises when and as required by law, on business days from 8 a.m. to 6 p.m. and on Saturdays from 8 a.m. to 1 p.m.; (c) water for ordinary lavatory purposes, but if Tenant uses or consumes water for any other purposes or in unusual quantities (of which fact Owner shall be the sole judge), Owner may install a water meter at Tenant's expense which Tenant shall thereafter maintain at Tenant's expense in good working order and repair to register such water consumption and Tenant shall pay for water consumed as shown on said meter as additional rent as and when bills are rendered;
(d) cleaning service for the demised premises on business days at Owner's expense provided that the same are kept in order by Tenant. If, however, said premises are to be kept clean by Tenant, it shall be done at Tenant's sole expense, in a manner satisfactory to Owner and no one other than persons approved by Owner shall be permitted to enter said premises or the building of which they are a part for such purpose. Tenant shall pay Owner the cost of removal of any of Tenant's refuse and rubbish from the building; (e) if the demised premises are serviced by Owner's air conditioning/cooling and ventilating system, air conditioning/cooling will be furnished to Tenant from May 15th through September 30th on business days (Mondays through Fridays, holidays excepted) from 8:00 a.m. to 6:00 p.m., and ventilation will be furnished on business days during the aforesaid hours except when air conditioning/cooling is being furnished as aforesaid. If Tenant requires air conditioning/cooling or ventilation for more extended hours or on Saturdays, Sundays or on holidays, as defined under Owner's contract with Operating Engineers Local 94-94A, Owner will furnish the same at Tenant's expense. RIDER to be added in respect to rates and conditions for such additional service;
(f) Owner reserves the right to stop services of the heating, elevators, plumbing, air-conditioning, power systems or cleaning or other services, if any, when necessary by reason of accident or for repairs, alterations, replacements or improvements necessary or desirable in the judgment of Owner for as long as may be reasonably required by reason thereof. If the building of which the demised premises are a part supplies manually-operated elevator service. Owner at any time may substitute automatic-control elevator service and upon ten days' written notice to Tenant, proceed with alterations necessary therefor without in any wise affecting this lease or the obligation of Tenant hereunder. The same shall be done with a minimum of inconvenience to Tenant and Owner shall pursue the alteration with due diligence.

           CAPTIONS:       30.   The  Captions are inserted only as a matter of
convenience and for reference and in no way define, limit or describe the scope of this lease nor the intent of any provisions thereof.

           DEFINITIONS: 31. The term "office", or "offices", wherever used in this lease, shall not be construed to mean premises used as a store or stores, for the sale or display, at any time, of goods, wares or merchandise, of any kind, or as a restaurant, shop, booth, bootblack or other stand, barber shop, or for other similar purposes or for manufacturing. The term "Owner" means a landlord or lessor, and as used in this lease means only the owner, or the mortgagee in possession, for the time being of the land and building (or the owner of a lease of the building or of the land and building) of which the demised premises form a part, so that in the event of any sale or sales of said land and building or of said lease, or in the event of any sale or sales of said land and building or of said lease, or in the event of a lease of said building, or of the land and building, the said Owner shall be and hereby is entirely freed and relieved of all covenants and obligations of Owner hereunder, and it shall be deemed and construed without further agreement between the parties or their successors in interest, or between the parties and the purchaser, at any such sale, or the said lessee of the building, or of the land and building, that the purchaser or the lessee of the building has assumed and agreed to carry out any and all covenants and obligations of Owner, hereunder. The words "re-enter" and "re-entry" as used in this lease are not restricted to their technical legal meaning. The term "business days" as used in this lease shall exclude Saturdays (except such portion thereof as is covered by specific hours in Article 29 hereof), Sundays and all days observed by the State or Federal Government as legal holidays and those designated as holidays by the applicable building service union employees service contract or by the applicable Operating Engineers contract with respect to HVAC service.

           ADJACENT EXCAVATION-SHORING:32. If an excavation shall be made upon land adjacent to the demised premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation, license to enter upon the demised premises for the purpose of doing such work as said person shall deem necessary to preserve the wall or the building of which demised premises form a part from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Owner, or diminution or abatement of rent.

           RULES AND REGULATIONS:33. Tenant and Tenant's servants, employees, agents, visitors, and licensees shall observe faithfully, and comply strictly with, the Rules and Regulations and such other and further reasonable Rules and Regulations as Owner or Owner's agents may from time to time adopt. Notice of any additional rules or regulations shall be given in such manner as Owner may elect. In case Tenant disputes the reasonableness of any additional Rule or Regulation hereafter made or adopted by owner or Owner's agents, the parties hereto agree to submit the question of the reasonableness of such Rule or Regulation for decision to the New York office of the American Arbitration Association, whose determination shall be final and conclusive upon the parties hereto. The right to dispute the reasonableness of any additional Rule or Regulation upon Tenant's part shall be deemed waived unless the same shall be asserted by service of a notice, in writing upon Owner within ten (10) days after the giving of notice thereof. Nothing in this lease contained shall be construed to impose upon Owner any duty or obligation to enforce the Rules and Regulations or terms, covenants or conditions in any other lease, as against any other tenant and Owner shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees.

           SECURITY:       34.   Tenant  has  deposited  with  Owner the sum of
$2,881.67 as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this lease; it is agreed that in the event Tenant defaults in respect of any of the terms, provisions and conditions of this lease, including, but not limited to, the payment of rent and additional rent, Owner may use, apply or retain the whole or any part of the security so deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sun which Owner may expend or may be required to expend by reason of Tenant's default in respect of any of the terms, covenants and conditions of this lease, including but not limited to, any damages or deficiency in the re-letting of the premises, whether such damages or deficiency accrued before or after summary proceedings or other re-entry by Owner. In the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this lease, the security shall be returned to Tenant after the date fixed as the end of the Lease and after the delivery of entire possession of the demised premises to Owner. In the event of a sale of the land and building or leasing of the building, of which the demised premises form a part, Owner shall have the right to transfer the security to the vendee or lessee and Owner shall thereupon br released by Tenant from all liability for the return of such security; and Tenant agrees to look to the new Owner solely for the return of said security, and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new Owner. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the monies deposited herein as security and that neither Owner nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

           ESTOPPEL CERTIFICATE:35. Tenant, at any time, and from time to time, upon at least 10 days' prior notice by Owner, shall execute, acknowledge and deliver to owner, and/or to any other person, firm or corporation specified by Owner, a statement certifying that this Lease is unmodified and in full force and effect (or, if there have been modifications, that the same is in full force and effect as modified and stating the modifications), stating the dates to which the rent and additional rent have been paid, and stating whether or not there exists any default by Owner under this Lease, and, if so, specifying each such default.

           SUCCESSORS AND ASSIGNS:36. The covenants, conditions and agreements contained in this lease shall bind and inure to the benefit of Owner and Tenant and their respective heirs, distributees, executors, administrators, successors, and except as otherwise provided in this lease, their assigns.


Articles 37 through 43 inclusive are attached hereto and form a part hereof.


           IN WITNESS WHEREOF, Owner and Tenant have respectively signed and sealed this lease as of the day and year first above written.


Witness for Owner                     FIFTY BROAD STREET, INC. AND
                                                 FIFTY NEW STREET, INC.


_____________________________           /S/ NORMAN E. ALEXANDER
           Secretary                                            President

Witness for Tenant:                   K2 DESIGN, INC.


/S/ BRADLEY K. SZOLLOSE                 /S/ MATTHEW G. DE GANON
-----------------------------	      -----------------------------------
           Secretary                                   President

                              ACKNOWLEDGEMENTS

CORPORATE OWNER
STATE OF NEW YORK          )
                           )    ss.:
COUNTY OF NEW YORK         )

           On  this 4th day of October, 1996, before me personally came Bradley

K. Szollose to me known, who being by me duly sworn, did depose and say that he resides in Staten  Island,  NY that he is the Secretary/Treasurer of K2 Design,

Inc. the corporation described  in and which executed the foregoing instrument,

as OWNER:  that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate  seal; that it was so affixed by order of the

Board of Directors of said corporation,  and that he signed his name thereto by like order.



                                             /S/ SETH BRESSMAN
					    -----------------------------------
                                            NOTARY PUBLIC, County of New York
                                            Registration No. 01BR4971373
                                            Notary Expiration Date: 9/4/98

                              ACKNOWLEDGEMENTS

CORPORATE TENANT
STATE OF NEW YORK          )
                           )    ss.:
COUNTY OF NEW YORK         )

           On this 4th day of October, 1996,  before me personally came Matthew de Ganon to me known, who being by me duly sworn,  did  depose  and say that he resides  in  New  York  City  that  he is the President of K2 Design, Inc.  the corporation  described  in  and which executed  the  foregoing  instrument,  as

TENANT:  that he knows the seal  of  said corporation; that the seal affixed to said instrument is such corporate seal;  that it was so affixed by order of the

Board of Directors of said corporation, and  that he signed his name thereto by like order.


                                                /S/ SETH BRESSMAN
					    ----------------------------------
                                            NOTARY PUBLIC, County of New York
                                            Registration No. 01BR4971373
                                            Notary Expiration Date: 9/4/98

                                  GUARANTY


           FOR VALUE RECEIVED, and in consideration for, and as an inducement to owner making the within lease with Tenant, the undersigned guarantees to Owner, owner's successors and assigns, the full performance and observance of all the covenants, conditions and agreements, therein provided to be performed and observed by Tenant, including the "Rules and Regulations" as therein provided, without requiring any notice of non-payment, non-performance, or non-observance, or proof, or notice, or demand, whereby to charge the undersigned therefor, all of which the undersigned hereby expressly waives and expressly agrees that the validity of this agreement and the obligations of the guarantor hereunder shall in no wise be terminated, affected or impaired by reason of the assertion by Owner against Tenant of any of the rights or remedies reserved to Owner pursuant to the provisions of the within lease. The undersigned further covenants and agrees that this guaranty shall remain and continue in full force and effect as to any renewal, modification or extension of this lease and during any period when Tenant is occupying the premises as a "statutory tenant." As a further inducement to owner to make this lease and in consideration thereof, Owner and the undersigned covenant and agree that in any action or proceeding brought by either Owner or the undersigned against the other on any matters whatsoever arising out of, under, or by virtue of the terms of this lease or of this guarantee that Owner and the undersigned shall and do hereby waive trial by jury.


Dated:                         , 19__



Guarantor


Witness


Guarantor's Residence





Business Address


Firm Name

STATE OF NEW YORK          )
                           )    ss.:
COUNTY OF                  )


           On this             day of             , 19   , before me
personally came to me known and known to me to be the individual described in, and who executed the foregoing Guaranty and acknowledged to me that he executed the same.




                                                        Notary

                           IMPORTANT - PLEASE READ


                    RULES AND REGULATIONS ATTACHED TO AND
                          MADE A PART OF THIS LEASE
                       IN ACCORDANCE WITH ARTICLE 33.

1. The sidewalks, entrances, driveways, passages, courts, elevators, vestibules, stairways, corridors or halls shall not be obstructed or encumbered by any Tenant or used for any purpose other than for ingress or egress from the demised premises and for delivery of merchandise and equipment in a prompt and efficient manner using elevators and passageways designated for such delivery by Owner. There shall not be used in any space, or in the public hall of the building, either by any Tenant or by jobbers or others in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and sideguards. If said premises are situated on the ground floor of the building, Tenant thereof shall further, at Tenant's expense, keep the sidewalk and curb in front of said premises clean and free from ice, snow, dirt and rubbish.

2. The water and wash closets and plumbing fixtures shall not be used for any purposes other than those for which they were designed or constructed and no sweepings, rubbish, rags, acids or other substances shall be deposited therein, and the expense of any breakage, stoppage, or damage resulting from the violation of this rule shall be borne by the Tenant who, or whose clerks, agents, employees or visitors, shall have caused it.

3. No carpet, rug or other article shall be hung or shaken out of any window of the building; and no Tenant shall sweep or throw permit to be swept or thrown from the demised premises any dirt or other substances into any of the corridors or halls, elevators, or out of the doors or windows or stairways of the building and Tenant shall not use, keep or permit to be used or kept any foul or noxious gas or substance in the demised premises, or permit or suffer the demised premises to be occupied or used in a manner offensive or objectionable to Owner or other occupants of the building by reason of noise, odors, and/or vibrations, or interfere in any way with other Tenants or those having business therein, nor shall any animals or birds be kept in or about the building. Smoking or carrying lighted cigars or cigarettes in the elevators of the building is prohibited.

4. No awnings or other projections shall be attached to the outside walls of the building without the prior written consent of Owner.

5. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any Tenant on any part of the outside of the demised premises or the building or on the inside of the demised premises if the same is visible from the outside of the premises without the prior written consent of Owner, except that the name of Tenant may appear on the entrance door of the premises. In the event of the violation of the foregoing by any Tenant, Owner may remove same without any liability, and may charge the expense incurred by such removal to Tenant or Tenants violating this rule. Interior signs on doors and directory tablet shall be inscribed, painted or affixed for each Tenant by Owner at the expense of such Tenant, and shall be of a size, color and style acceptable to Owner.

6. No Tenant shall mark, paint, drill into, or in any way deface any part of the demised premises or the building of which they form a part. No boring, cutting or stringing of wires shall be permitted, except with the prior written consent of Owner, as Owner may direct. No Tenant shall lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of the demised premises, and, if linoleum or other similar floor covering is desired to be used an interlining of builder's deadening felt shall be first affixed to the floor, by a paste or other material, soluble in water, the use of cement or other similar adhesive material being expressly prohibited.

7. No additional locks or bolts of any kind shall be placed upon any of the doors or windows by any Tenant, nor shall any changes be made in existing locks or mechanism thereof. Each Tenant must, upon the termination of his Tenancy, restore to Owner all keys of stores, offices and toilet rooms, either furnished to, or otherwise procured by, such Tenant, and in the event of the loss of any keys, so furnished, such Tenant shall pay to Owner the cost thereof.

8. Freight, furniture, business equipment, merchandise and bulky matter of any description shall be delivered to and removed from the premises only on the freight elevators and through the service entrances and corridors, and only during hours and in a manner approved by Owner. Owner reserves the right to inspect all freight to be brought into the building and to exclude from the building all freight which violates any of these Rules and Regulations of the lease or which these Rules and Regulations are a part.

9. Canvassing, soliciting and peddling n the building is prohibited and each Tenant shall cooperate to prevent the same.

10. Owner reserves the right to exclude from the building between the hours of 6 P.M. an 8 A.M. and at all hours on Sundays, and legal holidays all persons who do not present a pass to the building signed by the Owner. Owner will furnish passes to persons for whom any Tenant requests same in writing. Each Tenant shall be responsible for all persons for whom he requests such pass and shall be liable to Owner for all acts of such persons.

11. Owner shall have the right to prohibit any advertising by any Tenant which in Owner's opinion, tends to impair the reputation of the building or its desirability as a building for offices, and upon written notice from Owner, Tenant shall refrain from or discontinue such advertising.

12. Tenant shall not bring or permit to be brought or kept in or on the demised premises, any inflammable, combustible or explosive fluid, material, chemical or substance, or cause or permit any odors of cooking or other processes, or any unusual or other objectionable odors to permeate in or emanate from the demised premises.

13. If the building contains central air conditioning and ventilation, Tenant agrees to keep all windows closed at all times and to abide by all rules nd regulations issued by the Owner with respect to such services. If Tenant requires air conditioning or ventilation after the usual hours, Tenant shall give notice in writing to the building superintendent prior to 3:00 P.M. in the case of services required on week days, and prior to 3:00 P.M. on the day prior in the case of after hours service required on weekends or on holidays.

14. Tenant shall not move any safe, heavy machinery, heavy equipment,bulky matter, or fixtures into or out of the building without Owner's prior written consent. If such safe, machinery, equipment, bulky matter or fixtures requires special handling, all work in connection therewith shall comply with the Administrative Code of the City of New York and all other laws and regulations applicable thereto and shall be done during such hours as Owner may designate.

                           ADDRESS    50 Broad Street

                           PREMISES
                           =================================

                            FIFTY BROAD STREET, INC. AND
                                 FIFTY NEW STREET, INC.

                                            TO


                           ==================================
                                 STANDARD FORM OF

                                      OFFICE
                                      LEASE

                           The Real Estate Board of New York, Inc.
                           <copyright>Copyright in 1983. All rights Reserved
                                    Reproduction in while or in part prohibited.
                           ===================================
                           DATED: September 25,        1996

                           RENT PER YEAR    $34,580.00 (11/1/96-11/30/98)
                                            $34,556.00 (12/1/98-12/31/99)
                                            $38,532.00 (1/1/00-1/31/02)

                           RENT PER MONTH   $2,881.67 (11/1/96-11/30/98)
                                            $3,046.33 (12/1/98-12/31/99)
                                            $3,211.00 (1/1/00-1/31/02)

                           TERM Five (5) years, three (3) months
                           FROM November 1, 1996
                           TO January 31, 2002

Drawn...............................................
Checked by........................................

Entered by..........................................
Approved by.......................................

                              [DIAGRAM OMITTED]

     This RIDER is attached to and forms a part of a certain lease dated the 25th day of September, 1996, between FIFTY BROAD STREET, INC. AND FIFTY NEW STREET, INC., as Landlord and K2 DESIGN, INC., as Tenant


     If there shall exist any duplication, conflict or inconsistency between any term, covenant or condition in the printed form and in this Rider, the term, covenant or condition of this Rider shall control.

     TENANT'S PROPORTIONATE SHARE:    37.  For the purpose of Articles 38 and
39 (a) demised premises shall be deemed to contain a floor area of 1,976 square feet, (b) the Building shall be deemed to contain a total floor area of 172,424 square feet, and (c) Tenant's proportionate share shall be deemed to be 1.1460%.

     TAXES:     38.  A.  Taxes shall mean all real estate taxes, assessments, sewer rentals, county taxes, or any other governmental charges whether Federal, State, City, County or Municipal, whether general or special, ordinary or extraordinary, foreseen or unforeseen which may now or hereafter be levied, imposed or assessed against the land upon which the Building stands and upon the Building, (hereinafter referred to as the "Real property"). In the event of a future change in the method of taxation, any franchise, income, profit or any other tax, assessment or other charge shall be levied, imposed or assessed against the Real Property in substitution in whole or in part for or in lieu of any tax, assessment or other charge which would otherwise constitute Taxes under the foregoing provisions of this paragraph, then such franchise, income, profit or any other tax, assessment or other charge shall be deemed to be Taxes for the purposes hereof.

           B.   "Tax Year" shall be the period from July 1 to June 30.

           C. "Base Year" shall be the Tax Year commencing July 1, 1996 and expiring June 30, 1997.

           D. Tenant hereby covenants and agrees that for each Tax Year or a portion thereof occurring within the term of this lease, or any renewal or extension hereof, or any period of retention of possession by Tenant as a hold-over or otherwise, in which the total amount of Taxes shall exceed the Taxes levied, imposed or assessed against the Real Property for the Base Year, Tenant shall pay to Landlord, as additional rent, an amount equal to the product obtained by multiplying the total of such excess by Tenant's proportionate share (such amount hereinafter referred to as "Tenant's Tax Payment").

           E. At or after the commencement of the Tax Year immediately succeeding the Base Year and for each subsequent Tax Year occurring within the term of this lease, or any renewal or extension hereof, or any period of retention of possession by Tenant as a hold-over or otherwise, Landlord will render to Tenant a statement, after receipt by Landlord of the necessary bills or invoices from the governmental authorities charged with the duty of collecting the Taxes, showing a comparison of the Taxes for the Base Year and the Tax year which is the subject of such statement and setting forth the amount, if any, of Tenant's Tax Payment (such statement hereinafter referred to as the "Tax Statement"). Landlord shall use its best efforts to submit to Tenant a Tax Statement within 120 days of the Commencement of the Tax Year which is the subject of such Tax Statement. However, nothing contained herein shall be deemed or construed to release or relieve Tenant of its obligation to pay its proportionate share of any increase in Taxes should Landlord fail to submit a Tax Statement within 120 days period.

           F. Tenant's Tax Payment as set forth on Landlord's Tax Statement shall be payable in full within ten (10) days after receipt by Tenant of Landlord's Tax Statement.

           G. The amount of Taxes payable for the Base Year and subsequent Tax Years occurring within the term of this lease, or any renewal or extension hereof, or any period of retention of possession by Tenant as a hold-over or otherwise, shall be the amount thereof as is finally determined by legal proceedings or otherwise to be payable by Landlord. (Notwithstanding the foregoing Tenant shall be obligated to pay Landlord Tenant's Tax Payment as set forth on the Tax Statement submitted to Tenant by Landlord and any adjustment for a reduction in Taxes shall be made after rendition of the Adjusted Tax Statement as provided below.) If by virtue of any such adjustment in the Taxes as finally determined to be payable by Landlord, Tenant's Tax Payment set forth in any Tax Statement rendered by Landlord pursuant to paragraph E of this
Article 38 shall be less than (resulting in an underpayment) or be greater than (resulting in an overpayment) that which would have been payable by Tenant had the adjusted amount for the Base Year and/or subsequent Tax year been utilized in the preparation of the Tax Statement and computation of Tenant's Tax Payment, then after rendition by Landlord to Tenant of a statement setting forth the amount of such underpayment or overpayment (such statement hereinafter referred to as "Adjusted Tax Statement"): (i) in the case of an underpayment, Tenant shall, within five (5) days after rendition of such Adjusted Tax Statement, pay to landlord an amount equal to such underpayment, or (ii) in the case of an overpayment, Landlord shall, provided Tenant is not then in default under any of the terms, covenants, or conditions of this lease, credit an amount equal to such overpayment against the monthly installment of the annual base rent next becoming due under this lease or, if the amount of such credit shall exceed the monthly base rent payable by Tenant under this lease, appropriate credit shall be made against subsequent monthly installments of the annual base rent due from Tenant under this lease. A proportionate share of expenditures for attorney's fees and other expenses necessary to obtain a reduction in the total amount of Taxes payable by Landlord may, at the option of Landlord, be charged against the amount of any such reduction prior to the rendition of any such Adjusted Tax Statement. Nothing herein contained shall obligate Landlord to make application for, or otherwise commence legal or other proceedings, to obtain a reduction in the Taxes. If Landlord shall commence legal or other proceedings to obtain a reduction in the Taxes for the base Year or any Tax Year, the Tenant shall continue to pay all Tenant's Tax Payment as set forth on Landlord's Tax Statement and any adjustment will be made after the final determination of the amount of Taxes.

           H. Any payment under this Article 38 for any period occurring within the term of this lease, or any renewal or extension hereof or any period of retention of possession by Tenant as a hold-over or otherwise, for less than a full Tax year, occurring at the commencement or expiration of the term of this lease shall be apportioned so that Tenant shall pay only that portion thereof which corresponds with the portion of said Tax Year occurring within the term of this lease, or a renewal or extension hereof, or any period of retention of possession by Tenant as a hold-over or otherwise.

           I.   Notwithstanding the foregoing provisions of this Article 38,
(i) in no event shall any adjustment in Tenant's Tax Payment result in a decrease in the total amount of the annual base payable under this lease, nor
(ii) shall any such adjustment be chargeable against the additional rent payable by Tenant under any other Article of this lease.

           J. It is understood that the Tax Year (July 1 to June 30) is based on the currently utilized fiscal year of the City of New York for the computation of real estate taxes. In the event the City of New York shall substitute a different period for the computation of real estate taxes, the Landlord at Landlord's option shall have the right to adopt such substituted period for the purposes of this Article 38 and if Landlord so elects, Tenant agrees that it will promptly execute an agreement deemed necessary and appropriate by Landlord to modify this Article 38 to accurately reflect and incorporate such change into the provisions of this Article 38.

           K. Tenant's obligation to pay or receive a credit of any amount as provided in this Article 38 shall survive the expiration or earlier termination of this lease or any renewal or extension hereof or any period of retention of possession by Tenant as a hold-over or otherwise.

     WAGES:     39.   A.  The term "Wage Rate" shall mean the hourly cost,
inclusive of the minimum hourly wage rate payable by Landlord for an hour's work by a porter excluding fringe benefits.

           (1) The minimum hourly wage rate shall be the rate for the employment of porters in class "A" office buildings, from time to time established by Agreement between the Realty Advisory Board on Labor Relations, Inc. and Local 32B-32J of the Building Services Employees International Union AFL-CIO or by the successor to either both of them; (this rate shall be used in computations under this Article whether or not porters' wages are actually paid by or for the Landlord or by independent contractors who furnish such services to the Building).

           (2) If there is no such union agreement in effect at any time during or prior to the term of this Lease, then all computations and payments shall nevertheless, be made, but shall be on the basis of the regular hourly wage rate, actually being paid or accrued at such time by Landlord or by the contractor performing the cleaning services for Landlord for such porters, and appropriate retroactive adjustment shall thereafter be made if and when the minimum regular hourly wage rate pursuant to such agreement is finally determined. However, if any such union agreement shall require the regular employment of porters on days or during hours when overtime or other premium pay rates are in effect, then the "minimum hourly wage rate" as used above shall be deemed to mean the actual weekly wage rate, divided by the actual hours in a calendar week during which such porters re required to be employed (e.g. If, for example, as of October 1, 1980, an agreement between RAB and Local 32B shall require the regular employment of building porters for forty (40) hours during a calendar week at a regular hourly wage rate of $3.00 for the first thirty (30) hours, and premium or overtime hourly wage rate of $4.50 for the remaining ten hours, then the regular straight time hourly wage rate under this Article, as of October 1, 1980, shall be deemed to be the total weekly wage rate of $135.00 divided by the total number of required hours of employment, forty (40) or $3.365 per hour).

           (3) As used herein, the term "porters" shall mean that classification of employee engaged in the general maintenance and operation of office buildings most nearly comparable to that classification now applicable to porters in 1987 agreement with said Local 32B-32J (which classification is presently termed "others" in said agreement).

           B. The "Basic Rate" shall be the Wage Rate as determined above payable by Landlord as of December 31, 1997.

           C. If in any calendar year occurring during the term of this lease or any renewal, extension or period of retention by Tenant as a hold-over or otherwise, the cost for an hour's work by a porter shall exceed the "Basic Rate", Tenant shall pay to Landlord, as additional rent, an amount equal to the product obtained by multiplying such increase by the square feet of floor area demised hereby as set forth in Article 37 (such amount hereafter referred to as "Tenant's Wage Payment"). At or after the beginning of the calendar year subsequent to the calendar year utilized for the purposes of determining the Basic Rate and each calendar year thereafter during the term of this lease, Landlord shall furnish to Tenant a statement showing the comparison of the Basic Rate and the cost for an hour's work by a porter for the calendar year which is the subject of such statement and setting forth the amount, if any, of Tenant's Wage Payment (such statement hereinafter referred to as the "Wage Statement").

           D. In order to provide for current payments on account of Tenant's Wage Payment payable to landlord pursuant to paragraph (c) of this Article 39, Tenant covenants and agrees that within ten (10) days after the rendition of each such Wage Statement, Tenant shall pay to landlord an amount equal to one-twelfth (1/12th) of Tenant's Wage Payment multiplied by the number of monthly rent payment dates between the commencement of the calendar year to which such Wage Statement relates and the month in which such Wage Statement is rendered to Tenant and thereafter, and continuing monthly until the expiration of the calendar year which is the subject of the Wage Statement, monthly amounts equal to one-twelfth (1/12th) of Tenant's Wage Payment, aggregating an amount equal to Tenant's Wage Payment as set forth in such Wage Statement.

           E. Any payments due under this Article 39 for any period occurring within the term of this lease, or any renewal or extension hereof, or any period of retention of possession by Tenant as a hold-over or otherwise, for less than a full calendar year occurring at the commencement or expiration of the term of this lease shall be apportioned so that Tenant shall pay only that portion thereof which corresponds with the portion of said calendar year within the term of this lease, or a renewal or extension hereof, or any period of retention of possession by Tenant as a hold-over or otherwise.

           F. Nothing contained in this Article 39 shall be construed so as to (i) permit any decrease in the cost for an hour's work by a porter,
(ii) result in a decrease in the total amount of the annual base rent payable hereunder, (iii) permit Tenant to charge the amount of such decrease against the additional rent payable hereunder, or (iv) permit Tenant to charge the amount of such decrease against the additional rent payable by Tenant under any other provision of this lease.

           G. Any Wage Statements furnished to Tenant by landlord shall constitute a final determination as between Landlord and Tenant as to the hourly cost for an hour's work by a porter for the periods represented thereby.

     H. Tenant's obligation to pay any amount pursuant to this Article 39 shall survive the expiration or earlier termination of this lease or any renewal or extension hereof or any period of retention of possession by Tenant as a hold-over or otherwise.

     ASSIGNMENT/SUBLETTING:40. (a) Supplementing Article 11 hereof, Tenant, if it requests Landlord's consent to an assignment of the lease or a subletting of all the demised premises, shall submit to Landlord the name of the proposed assignee or subtenant and such information as to its financial responsibility and standing as Landlord may reasonably require. Upon the receipt of such request and information from Tenant, Landlord shall have an option, to be exercised in writing within 15 days after such receipt, to cancel and terminate the lease as of the date set forth in Landlord's notice of exercise of such option, which shall be not less than 60 nor more than 120 days following the service of such notice. Tenant shall have no right to any subletting for less than the entire demised premises.

           (b) In the event Landlord shall exercise such option, Tenant shall surrender possession of the entire demised premises on the date set forth in such notice in accordance with the provisions of this lease relating to surrender of the demised premises at the expiration of the term.

           (c) In the event that Landlord shall not exercise the option to cancel the lease as above provided within 15 days after the receipt of Tenant's written request, then Landlord's consent to such request shall not be unreasonably withheld provided:

                (i) the proposed subletting is for the purposes not inconsistent with the manner of use permitted herein and is in keeping with the then standards of the building and does not violate any negative covenants as used in any other lease between the landlord and other tenants in the building;

                (ii) the proposed subtenant is a reputable party of reasonable financial worth considering the responsibility involved and the Tenant shall provide Landlord with proof thereof satisfactory to Landlord;

                (iii) the proposed subtenant is not then an occupant of any part of the building;

                (iv) any proposed sublease shall contain a provision making such sublease subject to the terms and conditions of this lease;

                (v) such subletting shall not release Tenant from the due, prompt, and punctual performance of all the terms, covenants and conditions contained in this lease on its part to be performed or observed and from the payment of the rents and additional rents due and to become due under this lease;

                (vi) Tenant submits a copy of the proposed sublease, executed by the proposed subtenant, to Landlord for its review and approval prior to execution by the Tenant.

           (d) In no event shall any assignment or subletting to which Landlord may have consented release or relieve Tenant from its obligations fully to perform all of the terms, covenants and conditions of the lease on its part to be performed.

           (e) Tenant covenants and agrees that in any case where Tenant claims Landlord is unreasonably withholding its consent, Tenant shall not make any claim against Landlord for damages but shall be restricted to the remedy of declaratory judgment in the Supreme Court of the State of New York.

     ELECTRICITY:41. Landlord will redistribute or furnish to Tenant all electric energy which Tenant shall require for the use of Tenant in the demised premises on a so-called "rent inclusion" basis, and there shall be no charge to the Tenant therefore by way of measuring the same on any meter or otherwise, the total charge for electric current being included in the fixed annual rental set forth in this lease. Landlord shall not in any way be liable or responsible to Tenant for any loss or damage or expense which Tenant may sustain or incur if either the quantity or character of electric service is changed.

     Landlord reserves the right to discontinue the redistribution or furnishing of electric energy to Tenant if required to do so by the Public Service Commission or any legal authority, at any time upon thirty (30) days' written notice to Tenant, and from and after the effective date of such termination, Landlord shall no longer be obliged to furnish Tenant with electric energy. If Landlord exercises such right of termination, this lease shall remain unaffected thereby and shall continue in full force and effect; and thereafter Tenant shall arrange to obtain electric service direct from the public utility company servicing the building. Commencing with the date when Tenant receives such direct service and as long as Tenant shall continue so to receive such service, the fixed annual rental rate payable under this lease shall be reduced to $29,640.00 (11/1/96 to 11/30/98); and $31,616.00 (12/1/98
to 12/31/99); and $33,592.00 (1/1/200 to 1/31/02) per term, per annum.

     Tenant shall make no alteration or additions to the electrical equipment and/or appliances without the prior written consent of Landlord in each instance. Tenant covenants and agrees that at all times its use of electric current shall never exceed the capacity of existing feeders to the building or the risers or wiring installations. Landlord, or Landlord's designated independent electric consultant, is given the right to make surveys of Tenant's premises from time to time to ascertain the electrical equipment and appliances, fixtures and equipment utilizing electric power therein.

     At the option of Landlord, Tenant agrees to purchase from landlord all lamps or bulbs used in the demised premises and to pay for the cost of installation thereof.

     The rental hereunder shall be subject to future adjustments, proportionately, in the event of (i) any increase or decrease, after the date hereof, in the cost of Landlord of furnishing such electric current, including without limitation, any sales, excise or similar taxes thereof, or any fuel adjustment; (ii) any change in the Tenant's present electrical wiring or increase in its equipment, facilities and/or fixtures; or (iii) in consumption of electricity by Tenants because of the extension of or increase in Tenant's office hours over those building standard office hours set forth herein for heating and elevator services. Should the parties not agree on the amount of any such adjustment, the determination thereof by an independent electrical consultant, selected by Landlord and Tenant, shall be binding and conclusive on both parties.

     LANDLORD'S WORK: 42. Landlord shall perform the following work in a building standard manner in accordance with Exhibit A attached.

           1) It is understood and agreed that Landlord, at its sole cost and expense, will erect one hundred (100) linear feet of building standard dry wall partition.

           2) It is understood and agreed that Landlord will supply and install six (6) building standard doors, frames and hardware.

           3) It is understood and agreed that Landlord will supply and install two (2) 100 volt, 15 amp dedicated electric circuits.

           4) It is understood and agreed that Landlord will supply and install twelve (12), 110 volt building standard electric outlets.

           5) it is understood and agreed that Landlord will relocate one (1) 2' x 2' air-conditioning diffuser.

           6) It is understood and agreed that Landlord will relocate two (2) light fixtures.

           7) It is understood and agreed that Landlord will paint the demised premises in a building standard manner.

           8) It is understood and agreed that Landlord will supply and install building standard venetian blinds.

           9) It is understood and agreed that Landlord, at its sole cost and expense, will supply and install building standard carpeting.

     FREE RENT: 43. It is understood and agreed that the Tenant shall receive free rent for the period of 11/1/96 to 11/30/96 (1 month's free rent); and for the period of 11/1/97 to 11/30/97 (1 month's free rent); and for the period 11/1/98 to 11/30/98 (1 month's free rent).

                                                          EXHIBIT 10.10

     THIS LEASE, made this 6th day of November, 1996, by and

between SCARLETT HARBOR ASSOCIATES LIMITED PARTNERSHIP, hereinafter called

"Landlord," and K2 DESIGN, INC.,  hereinafter called "Tenant."

           WITNESSETH, that in consideration of the rental hereinafter agreed upon and the performance of all the conditions and covenants hereinafter set forth on the part of the Tenant to be performed, the Landlord does hereby lease unto the said Tenant, and the latter does lease from the former the following premises (hereinafter sometimes called the "Premises"):

BEING all those premises outlined in red on the Lease Plan attached hereto as Exhibit A, said premises being located within the building (hereinafter sometimes called the "Building") known as "Scarlett Place," situate on a parcel of land (hereinafter sometimes called the "Property") bounded by East Pratt Street to the North, Columbus Plaza to the South, the Jones Falls to the West, and the extension of I-83 to the East in the City of Baltimore, Maryland; 200
S. President Street, 9th Floor, Baltimore, MD 21202; 1,897 rentable square feet;

for the term of three (3) years, beginning on December 1, 1996 and ending

November 30, 1999. Landlord agrees that it will, at its sole cost and expense,

as soon as reasonably possible after the execution of this Lease, commence and pursue to completion the Landlord's Work set forth in Section 44 of this Lease.

The Premises shall be deemed to be substantially completed on the date when

Landlord or its architect notifies Tenant in writing that the Premises are substantially complete, with the exception of minor items which do not interfere with Tenant's installations and work in order to outfit the Premises for Tenant's use.  Tenant shall have the option to extend the initial term of this Lease for one (1) consecutive additional term of three (3) years each,

provided Tenant gives Landlord written notice of such election at least one hundred twenty (120) days prior to the expiration of the then current term of this Lease. Each extension term shall be upon the same terms, covenants and conditions as the initial term hereof, except that the minimum rental shall be as set forth in paragraph 1 (d).

           This Lease is made subject to the following additional terms,

covenants and conditions:

     1.    RENTAL.

                (a)  Tenant  covenants  and  agrees  to pay Landlord as minimum rental,  without notice or demand, the annual rental of  Thirty  Thousand,  One

Hundred Twenty-seven  Dollars and Ten Cents ($30,127.10), payable in advance on the first day of each month  during  the  term  of this Lease, in equal monthly installments  of Two Thousand, Five Hundred Ten Dollars  and  Fifty-nine  Cents

($2,510.59) each, without setoff or deduction.  If the term of this Lease shall commence on a date  other  than  the  first  day of a month, the rental for the period from the date of commencement of the term  to the first day of the first full calendar month of the term shall be prorated and  shall  be payable on the first day of the term; if the term of this Lease shall end on a date other than the last day of a month, the rent for the period from the first day of the last month  of  the  term to the date the term ends shall be prorated and  shall  be payable on the first day of the last month of the term.

           (b)  All  rentals  shall  be paid to Landlord C/O MERRITT, 2066 LORD

BALTIMORE DRIVE, BALTIMORE, MD  21244,  or  at  such  other  place  or  to such appointee  of  the Landlord as the Landlord may from time to time designate  in writing.

           (c)  Tenant  covenants  and agrees to pay the rental herein reserved and each installment thereof promptly  when  and  as  due,  without  setoff  or deduction whatsoever.

           (d)  The annual minimum rental for the extension term or terms shall be as follows:

                First Extension Term        $33,140.00

     2.    USE.

Tenant  covenants  and  agrees  to  use  and occupy the Premises solely for the

following purposes:        GENERAL OFFICES.

Tenant  agrees  to  comply  with  all applicable  zoning  and  other  laws  and regulations, and to provide and install  at  its  own  expense  any  additional equipment  or alterations required to comply with all such laws and regulations as required  from time to time.  Tenant further agrees not to make, or cause or permit to be made, any use of the Premises which shall constitute a nuisance or shall interfere  with  the  rights  of other tenants in the Building to quietly enjoy, use and occupy the Premises leased  by  them and the common areas of the

Building.  Tenant will not permit, allow or cause any public or private auction sales  or  sheriffs'  or  constables'  sales to be conducted  on  or  from  the

Premises.

     3.    SERVICE AND UTILITIES.

           (a)  Provided that Tenant is  not  in  default  hereunder,  Landlord agrees  to  furnish  to  the  Premises,  electricity  for normal desktop office equipment and normal copying equipment, and lighting, heating,  ventilation and

air   conditioning  ("HVAC")  as  required  in  Landlord's  judgment  for   the

comfortable  use and occupancy of the Premises.  Subject to the limitations set forth below, such  utilities  shall be made available without additional charge between the hours of 8:00 a.m.  to  6:00  p.m., Monday through Friday, and 8:00

a.m. to 12:00 noon on Saturday, except for  legal  holidays.  If Tenant desires electricity or HVAC at any other time, Landlord shall  provide  and  shall bill

Tenant  for  the  same at Landlord's standard charges therefore, a schedule  of which Landlord has  delivered  to  Tenant  prior  to Tenant's execution of this

Lease,  (as such schedule may be reasonably adjusted  by  Landlord from time to time) and Tenant shall pay Landlord's charges therefor at the  same time and in the  same  manner  as is provided for the payment of minimum rental  hereunder.

Landlord shall also maintain and keep lighted the common stairs, common entries

and restrooms in the  Building.   Unless  caused  by  the negligence or willful

misconduct  of Landlord, its employees, agents or contractors,  Landlord  shall not be in default hereunder or be liable for any damages directly or indirectly resulting from, nor shall the rent be abated by reason of (i) the installation,

use or interruption  of  use of any equipment in connection with the furnishing of any of the services to  be furnished by Landlord as set forth in this Lease;

(ii) failure to furnish or delay  in  furnishing  any  such services where such failure or delay is caused by accident or any condition  or  event  beyond  the reasonable  control  of  Landlord,  or  by  the  making of necessary repairs or improvements  to  the  Premises  of  the  Building;  or (iii)  the  limitation,

curtailment or rationing of, or restrictions on, use of water, electricity, gas or any other form of energy serving the Premises or Building.  Unless caused by the  negligence  or willful misconduct of Landlord, its  employees,  agents  or contractors, Landlord shall not be liable under any circumstances for a loss of or injury to property or business, however, occurring, through or in connection with or incidental  to  failure to furnish any such services.  Tenant shall not use heat-generating machines  or  equipment  in  the  Premises which affect the temperature otherwise maintained by the HVAC system without  the  prior written consent of Landlord, and if such equipment is used, Landlord reserves the right to  install supplementary air conditioning units in the Premises and  the  cost thereof, including the cost of installation, operation and maintenance thereof,

shall be paid by Tenant to Landlord upon demand by Landlord.

           (b)  Tenant  shall not, without the written consent of Landlord, use any  apparatus  or  device in  the  Premises,  including,  without  limitation,

electronic data processing  machines,  punch card machines or machines using in excess of 120 volts, which consumes more  electricity than is usually furnished or  supplied for the use of Premises as general  office  space,  as  reasonably determined  by  Landlord.  Tenant shall not connect any apparatus with electric current except through  existing  electrical  outlets  in the Premises.  Tenant shall not consume water or electric current in excess of that usually furnished or  supplied  for  the use of Premises as general office space  (as  reasonably determined  by  Landlord)  without  first  procuring  the  written  consent  of

Landlord, which Landlord  may refuse, and in the event of consent, Landlord may have installed a water meter  or  electrical  current  meter in the Premises to measure the amount of water or electric current consumed.  The cost of any such meter  and of its installation, maintenance and repair shall  be  paid  for  by

Tenant and  Tenant  agrees to pay to Landlord promptly upon demand for all such water and electric current  consumed  as  shown  by  said  meters, at the rates charged for such services by the local public utility.  If a  separate meter is not  installed,  the excess cost for such water and electric current  shall  be reestablished by Landlord from time to time as its standard charges thereof.

           (c)  Nothing  contained  in  this  Section shall restrict Landlord's right to require at any time separate metering  of  utilities  furnished to the

Premises.   In  the  event utilities are separately metered, Tenant  shall  pay promptly upon demand for all utilities consumed at utility rates charged by the

local public utility.   Tenant  shall  be  responsible  for the maintenance and

repair of any such meters at its sole cost.

           (d)  Landlord shall furnish elevator service,  lighting  replacement for  building  standard lights, restroom supplies, exterior window washing  and janitorial services in a manner that such services are customarily furnished to comparable office buildings in the area.

     4.    COMPLIANCE WITH LAWS.

Tenant covenants  and  agrees that it will, at its own expense, observe, comply with and execute all laws,  orders, rules, requirements, and regulations of any and all governmental departments,  bodies,  bureaus, agencies and officers, and all rules, directions, requirements, and recommendations  of the local board of

fire   underwriters   and  the  fire  insurance  rating  organizations   having

jurisdiction over the Premises,  or  other  bodies or agencies now or hereafter exercising similar functions over the Premises  in  any  way  pertaining to the

Premises or Tenant's use and occupancy thereof.  In the event Tenant shall fail

or   neglect  to  comply  with  any  of  the  aforesaid  laws,  orders,  rules,

requirements, or recommendations, after the expiration of any applicable notice and cure  periods,  Landlord  or its agents may enter the Premises and take all such actions and do all such work  in or to the Premises as may be necessary in order  to  cause compliance with such  laws,  orders,  rules,  requirements  or recommendations, and Tenant covenants and agrees to reimburse Landlord promptly upon demand for the expense actually incurred by Landlord in taking such action and performing such work.

     5.    ASSIGNMENT AND SUBLETTING.

           (a)  Tenant  covenants and agrees not to assign this Lease, in whole or part, nor sublet the Premises, or any part or portion thereof, nor grant any license or concession for  all  or  any part thereof, without the prior written consent of the Landlord in each instance  first  had and obtained, such consent not to be unreasonably withheld, conditioned or delayed.  If such assignment or subletting  is  permitted,  Tenant  shall not be relieved  from  any  liability whatsoever under this Lease.  In the event that the amount of the rent or other consideration to be paid to the Tenant  by any assignee or sublessee is greater than the rent required to be paid by the  Tenant  to  the  Landlord pursuant to this  Lease,  Tenant shall pay to Landlord any such excess as  is  received  by

Tenant from such  assignee  or  sublessee.   Any  consent  by  Landlord  to  an

assignment  or  subletting  of  this Lease shall not constitute a waiver of the necessity of such consent as to any  subsequent  assignment  or subletting.  An assignment for the benefit of Tenant's creditors or otherwise  by  operation of law  shall not be effective to transfer or assign Tenant's interest under  this

Lease  unless  Landlord  shall  have  first  consented thereto in writing, such consent not to be unreasonably withheld, conditioned or delayed.

           (b)  Notwithstanding the foregoing  provisions  of this Section 5 to the contrary, Tenant shall have the right to sublease all or  a  portion of the

Premises  or  assign  the  Lease  throughout the Lease term, without Landlord's consent, to an "Affiliate" (hereinafter  defined)  or to a successor by merger,

consolidation or purchase.  An "Affiliate" is a person  or  entity who or which

"Controls"  (hereinafter  defined)  Tenant,  is "Controlled" by Tenant,  or  is

Controlled  by  the  same  persons or entities who  or  which  Control  Tenant.

"Control" means the unrestricted  ownership  of,  and  power to vote, more than forty-nine and nine-tenths percent (49.9%) of the outstanding capital.

     6.    OPERATING COSTS.

           (a)  "Operating Costs" are the reasonable, customary  and  necessary costs  directly  related to the operation (not ownership), maintenance, repair,

redecoration, refurbishment  and insurance of the Building and all common areas and facilities within the Property  (including,  but not limited to, elevators,

stairwells, loading areas, parking areas, pavements  and walkways, landscaping,

gardening, storm drainage, and other utility systems);  the  cost  of utilities for such common areas and facilities; fire protection and security services, if any;  traffic  control  equipment;  repairs to the common areas and facilities;

parking lot striping; lighting for the  common  areas  and facilities; sanitary control; removal of snow, trash, rubbish, garbage and other refuse; the cost of personnel to implement such services; all insurance of whatsoever  nature kept,

or caused to be kept, by Landlord out of or in connection with the ownership of the  Building  and  common  areas,  including,  but  not  limited to, insurance insuring  the  same  against loss or damage by, or abatement of  rental  income resulting from, fire and other such hazards, casualties, and contingencies, and liability and indemnity  insurance;  plus  Landlord's actual administrative and overhead costs in connection therewith.  Operating  Costs shall not include the cost of any capital improvements to the Building as determined  under generally accepted accounting principles;  work which Landlord performs specifically  for or  at  the  expense  of any tenant of the Building; *  "Operating Costs" shall also include all taxes  (as  hereinafter defined) assessed against the Property and Building, whether as a result  of an increase in the tax rate, or the levy,

assessment or imposition of any tax  on  real  estate  as  such not now levied,

assessed  or imposed.  The foregoing shall apply to increases  in  real  estate taxes assessed  against  the land or Building generally, and not resulting from improvements placed thereon  by  Tenant.  In the event of any increases in real estate taxes resulting from improvements,  alterations  or  additions  made  by

Tenant,  Tenant  shall pay the entire amount of said increase.  "Taxes" as used herein shall include,  but  not by way of limitation, all paving taxes, special paving taxes, Metropolitan District  Charges, and any and all other benefits or assessments which may be levied on the  Property or the Building, but shall not include any income tax on the income or rent payable hereunder.

           (b)  "Base Year" is the 1997 Calendar Year.

           (c)  If, during any annual period  of  the term, Operating Costs per rentable square foot in the Building exceed the Operating  Costs established in the Base Year, Tenant shall pay Landlord, as additional rent,  an  amount equal to  the  product  obtained  by  multiplying the number of rentable square  feet comprising the Premises by such excess  Operating  Costs  per  rentable  square foot.

           (d)  SEE  INSERT B ATTACHED.  Within sixty (60) days  following  the end of each annual period  of  the  term,  Landlord  shall  submit  to Tenant a statement  showing  the  actual  amounts  incurred by Landlord as set forth  in paragraph (c), the amount theretofore paid  by  Tenant,  and  the amount of the resulting balance due thereon, or overpayment thereof, as the case  may be.  In the

* SEE INSERT A ATTACHED

event  any  balance may be due by Tenant, Tenant shall pay said balance  within thirty (30) days  from Tenant's receipt of such statement.  In the event Tenant has made any overpayment,  such  overpayment  shall  be  credited  by  Landlord against  the next installment or installments of rent which are due and payable hereunder,  or if the term of this Lease has expired, such overpayment shall be refunded by Landlord  to  Tenant,  without interest, within five (5) days after the date of such statement.  SEE INSERT C ATTACHED.

     7.    INCREASE IN LANDLORD'S INSURANCE RATES.

Tenant will not do, or suffer to be done, anything in or about the Premises, or keep  or suffer to be kept, anything  in  or  about  the  Premises  which  will contravene  or  affect  any  policy  of insurance against loss by fire or other hazards, including, but not limited to, public liability, now existing or which the Landlord may hereafter place thereon,  or  which  will prevent the Landlord from procuring such policies in companies acceptable to  Landlord  at  standard rates. Landlord hereby certifies to Tenant that as of the date hereof, Tenant's use of the Premises (as specified in Section 2 hereof) and the Landlord's  Work

(as  described  in Section 44 hereof) do not contravene or affect any policy of insurance maintained  by  Landlord, and that no installations or alterations to the Premises are required to be made by Tenant in connection therewith.

     8.    INSURANCE - INDEMNITY.

           (a)  Tenant covenants  and  agrees  that  from and after the date of delivery  of  the  Premises  from  Landlord to Tenant, Tenant  will  carry  and maintain, at its sole cost and expense  and in the amounts specified and in the form hereinafter provided, the following types of insurance:

                (i)   PUBLIC LIABILITY AND  PROPERTY  DAMAGE.   General  Public

Liability Insurance covering  the  Premises  and  Tenant's  use thereof against claims for personal injury or death and property damage occurring  upon,  in or about  the  Premises,  such  insurance to afford protection to the limit of not less than $2,000,000 arising out  of  any  one occurrence, and against property damage to afford protection to the limit of  not  less than $2,000,000; or such insurance may be for a combined single limit of $2,000,000 per occurrence.  The insurance  coverage  required under this Section 8(a)(i)  shall,  in  addition,

extend  to  any  liability  of  Tenant  arising  out  of  Tenant's  indemnities

hereinafter  provided,   as   well   as   Independent  Contractors'  Liability,

Products/Completed  Operations  Liability,  Personal   Injury   Liability   and

Contractual Liability.

                (ii)  TENANT IMPROVEMENTS AND PROPERTY.  Insurance covering all leasehold  improvements  and  other  improvements  installed by Tenant upon the

Premises,  and  any alterations, improvements, additions  or  changes  made  by

Tenant thereto in  an  amount not less than one hundred percent (100%) of their full replacement cost from  time  to  time  during  the  Lease  term, providing protection  against perils included within the standard Maryland form  of  fire and  extended  coverage  insurance  policy,  together  with  insurance  against sprinkler  leakage or other sprinkler damage, vandalism and malicious mischief.

Any policy proceeds  from such insurance, so long as this Lease shall remain in effect, shall be held  in  trust  by  Tenant's  insurance company first for the repair, reconstruction, restoration or replacement  of  the property damaged or destroyed.

                (iii)  PLATE GLASS.  Plate glass insurance  covering  all plate glass  in  the Premises.  Tenant shall be and remain liable for the repair  and restoration of all such plate glass.

           Tenant  further  covenants  and agrees to carry and maintain, at all times  during the term of this Lease, the  aforegoing  types  of  insurance  in amounts  at  least  equal  to  the  minimum amounts of such insurance coverages commonly required of Tenants in comparable office buildings in the area.

           (b)  All policies of insurance  to  be  provided  by Tenant shall be issued  in  form  acceptable  to  Landlord by insurance companies with  general policyholder's rating of not less than A and a financial rating of AAA as rated in the most current available "Best's"  Insurance  Reports, and qualified to do business in Maryland.  Each such policy shall be issued  in the name of Tenant.

Said policies shall be for the mutual and joint benefit and  protection of each of  said  parties  and  executed copies of each such policy of insurance  or  a certificate thereof shall  be  delivered to Landlord within ten (10) days after delivery  of possession of the Premises  to  Tenant  and  thereafter  at  least fifteen (15) days prior to the expiration of each such policy.  As often as any such policy  shall expire or terminate, renewal or additional policies shall be procured and maintained  by Tenant in like manner and to like extent.  All such policies of insurance shall  contain  a provision that the company writing said policy will give to Landlord at least thirty  (30)  days'  notice in writing in advance of any cancellations, or lapse, or the effective date  of any reduction

in  the  amounts  of  insurance.   In  the event Tenant shall fail to  promptly

furnish any insurance herein required, Landlord  may  effect  the  same  for  a period  not exceeding one (1) year and Tenant shall promptly reimburse Landlord upon demand,  as  additional  rent,  the premium so paid by Landlord.  If, upon

Tenant's failure, rather than purchase  separate  insurance  coverage, Landlord chooses to include Tenant's coverage under Landlord's insurance  policies, then

Tenant shall promptly reimburse Landlord upon demand, as additional  rent,  the actual  increase  in  Landlord's  premium resulting therefrom.  All such public liability, property damage and other  casualty  policies  shall  be  written as primary  policies  which do not contribute to and are not in excess of coverage

which Landlord may carry.   All  such  public  liability  and  property  damage

policies shall contain a provision that Landlord shall nevertheless be entitled to  recover  under  said  policies for any loss occasioned to it, its servants,

agents and employees by reason  of  negligence  of  Tenant  or  any other named assured.  Any insurance provided for may be affected by a policy or policies of blanket  insurance,  covering additional items or locations; provided,  however that (i) Landlord shall  be  named  as  an additional insured thereunder as its interests may appear; (ii) the coverage afforded  Landlord  will not be reduced or diminished by reason of the use of such blanket policy of  insurance;  (iii)

any  such  policy  or  policies  (except  any covering the risks referred to in paragraph  (a)(i)  above),  and  (iv) the requirements  set  forth  herein  are otherwise satisfied.  Neither party  shall  be  liable  to  the other or to any insurer  (by  way  of  subrogation or otherwise) for any loss or  damage,  even though such loss or damage  may  have been occasioned by the negligence of such party,  if  such  loss  was  covered  by  an  insurance  policy  containing  an endorsement  to the effect that any such  release  by  the  insured  shall  not adversely affect  the  insured's  right  to recover for such loss, and that the

insurer  waives  its  right  of subrogation.   Any  insurance  policies  herein

required to be procured by Landlord  or  Tenant shall contain an express waiver of any right of subrogation by the insurance  company  against  the other party hereto,  and all other tenants or occupants of space in the Building.

           (c)  Tenant  shall,  and  does  hereby, indemnify and hold  harmless

Landlord, from and against any and all liabilities,  fines, claims, damages and actions,  costs  and  expenses  of  any  kind  or nature (including  reasonable attorneys'  fees)  and of anyone whatsoever (i) relating  to  or  arising  from

Tenant's use and occupancy  of  the Premises; (ii) due to or arising out of any mechanic's lien filed against the  Premises, the Building, or any part thereof,

for labor performed or for materials  furnished  or  claimed to be furnished to

Tenant,  or  (iii)  due  to  or  arising  out  of  any  breach,   violation  or

nonperformance (beyond any applicable notice and cure periods) of any covenant,

condition  or  agreement in this Lease set forth and contained on the  part  of

Tenant to be fulfilled,  kept,  observed  or  performed,  unless such damage or injury shall be occasioned by the gross negligence or willful  act  or omission of the Landlord its employees, agents or contractors, in which event,  Landlord shall  indemnify  and hold harmless Tenant to the extent of such negligence  or

willful act or omission.   Notwithstanding  the  foregoing, Tenant shall at all

times remain liable for, and indemnify and hold harmless  Landlord as aforesaid against,  any  damage  or  injury arising from perils against which  Tenant  is required by this Lease to insure,  regardless of the negligence or willful acts or omissions of others.  Landlord shall,  and  does  hereby, indemnify and hold

Tenant  harmless  from  and  against  any and all liabilities,  fines,  claims,

damages, and actions, costs and expenses  of  any  kind  or  nature  (including reasonable attorney's fees) and of anyone whatsoever (I) relating to or arising from  the  common  areas  of  the Building and the Property, or (ii) due to  or arising  out  of  any breach, violation  or  nonperformance  of  any  covenant,

condition or agreement  in  this  Lease  set  forth as contained on the part of

Landlord to be fulfilled, kept, observed or performed,  unless  such  damage or injury  shall  be occasioned by the gross negligence or willful act or omission of Tenant, its employees,  agents  or contractors, in which event, Tenant shall indemnify and hold harmless Landlord  to  the  extent  of  such  negligence  or willful act or omission.

     9.    ALTERATIONS.

Tenant  shall  not  make  any alterations to the Premises, or any part thereof,

without prior written consent  of  Landlord  in  each  instance  first  had and obtained, such consent not to be unreasonably withheld, conditioned or delayed.

If Tenant shall desire to make such alterations, plans for the same shall first be submitted to and approved by Landlord, and all work and installations  shall be  performed  by  Tenant at its own expense in accordance with approved plans.

Tenant agrees that all  such  work  shall  be  done  in  a good and workmanlike manner, that the structural integrity of the Building shall  not  be  impaired,

and  that  no  liens  shall  attach  to the Premises by reason thereof.  Tenant

agrees  to  obtain,  at  Tenant's  expense,   all  permits  required  for  such

alterations. Whenever Landlord consents to any  alteration, Landlord shall then make an election (which election shall be irrevocable)  and  advise  Tenant  in writing,  whether  that  alteration  must be removed from the Premises upon the expiration or earlier termination of this Lease.

     10.   OWNERSHIP OF ALTERATIONS.

Unless Landlord, pursuant to the last sentence of Section 9 above,  shall elect that all or part of any alteration made  by  Tenant  to the Premises (including any alteration consented to by Landlord pursuant to paragraph  9  hereof) shall remain on the Premises after the termination of this Lease, the Premises  shall be restored to their original condition by Tenant before the expiration of this

Lease  at  Tenant's  sole  expense.   Upon  such election by Landlord, any such

alterations, improvements, betterments or mechanical  equipment,  including but not limited to, heating and air conditioning systems, shall become the property of  Landlord as soon as they are affixed to the Premises, and all right,  title and interest thereof of Tenant shall immediately cease, unless otherwise agreed

to in  writing  by  Landlord.   Tenant  shall promptly pay any franchise, minor

privilege or other tax or assessment resulting  directly or indirectly from any

alterations  or  improvements  made by Tenant to the  Premises.   Tenant  shall

repair promptly, at its own expense,  any  damage  to  the Premises or Building caused by bringing into the Premises any property for Tenant's  use,  or by the installation  of removal of such property, regardless of fault or by whom  such damage shall be caused.

      11.  REPAIRS AND MAINTENANCE.

           (a)  Except  as  expressly provided in Section 44, Landlord shall be under no liability, nor have  any obligation to do any work or make any repairs in or to the Premises necessary  to  outfit the Premises for Tenant's occupancy or for the operation of Tenant's business  therein,  and  any work which may be necessary to outfit the Premises for Tenant's occupancy or for the operation of

Tenant's  business therein is the sole responsibility of Tenant  and  shall  be performed by  Tenant  at its own cost and expense.  Tenant acknowledges that it has fully inspected the  Premises  prior  to  the  execution of this Lease, and

Tenant   further  acknowledges  that  Landlord  has  made  no   warranties   or

representations  with  respect  to  the  condition  or  state of repairs of the

Premises except as otherwise set forth in Section 44 hereof.

           (b)  Tenant,  at  Tenant's sole expense, shall except  for  services furnished by Landlord pursuant  to  Section  3 hereof, maintain the Premises in good  order,  condition, and repair, including the  interior  surfaces  of  the ceilings, walls  and floors, all doors, all interior windows, building standard furnishings and special  items  and equipment installed by or at the expense of

Tenant.

           (c)  Landlord shall maintain  the  structure,  roof, exterior of the

Building  and the Building systems (electrical, plumbing, lighting,  HVAC,  and mechanical systems) in good order, condition and repair.

           (d)  If  Tenant  fails  to  maintain  the  Premises  in  good order,

condition and repair, Landlord shall give Tenant notice to do such acts  as are reasonably  required  to so maintain the Premises.  If Tenant fails to promptly commence such work and  diligently  prosecute it to completion and such failure continues beyond the expiration of any applicable notice and cure periods, then

Landlord shall have the right to do such  acts  and  expend  such  funds at the expense  of Tenant as are reasonably required to perform such work. Any  amount so expended  by  Landlord  shall  be paid by Tenant promptly after demand, with interest from the date of such work,  at a rate equal to four percentage points

(4%) above the prime commercial rate of  interest  then  being charged by First

National Bank of Maryland.  Landlord shall have no liability  to Tenant for any damage, inconvenience, or interference with the use of the Premises  by  Tenant as a result of performing any such work.

           (e)  Tenant  shall  not  place a load upon any floor of the Premises which exceeds the load per square foot  which such floor was designed to carry,

as determined by Landlord's structural engineer.   Landlord  reserves the right

to consult with its structural engineer if necessary, in Landlord's opinion, to resolve any questions concerning this matter, in which event the  determination of  the  engineer  shall  be  conclusive and the cost of any such determination

shall be paid for by Tenant upon  demand.   Tenant  shall  not install business

machines  or  mechanical  equipment which cause noise or vibration  to  such  a degree as to be objectionable to Landlord or other Building tenants.

           (f)  Except as otherwise  expressly provided in this Lease, Landlord shall have no liability to Tenant nor  shall  Tenant's  obligations  under this

Lease  be  reduced  or  abated  in  any  manner  whatsoever  by  reason  of any inconvenience,  annoyance,  interruption  or  injury  to  business arising from

Landlord's  making  any  repairs  or  changes  which  Landlord is  required  or permitted by this Lease or by any other tenant's lease  or  required  by law to make  in  or  to  any portion of the Building or the Premises.  Landlord shall,

nevertheless, use reasonable efforts to minimize any interference with Tenant's business in the Premises.

           (g)  Tenant  shall  give  Landlord prompt notice of any damage to or defective condition in any part or appurtenance  of  the Building's mechanical,

electrical,  plumbing, HVAC or other systems serving, located  in,  or  passing through  the Premises  and  Landlord  shall  promptly  repair  such  damage  or

defective  condition.   However,  Tenant  shall  not be deemed liable if Tenant

fails to notify Landlord of any such conditions and  Tenant's failure to notify

Landlord shall not obviate Landlord's maintenance responsibilities  under  this

Lease.

           (h)  Subject  to  Section  10 hereof, upon the expiration or earlier termination of this Lease, Tenant shall  return  the Premises to Landlord clean and  in the same condition as on the date Tenant took  possession,  except  for

normal  wear  and  tear.   Any damage to the Premises, including any structural

damage, resulting from Tenant's  use  or from the removal of Tenant's fixtures,

furnishings and equipment shall be repaired  by  Tenant  at  Tenant's  expense.

Landlord  shall bill Tenant, as promptly as is practicable, for the actual  and reasonable  costs of any cleanup and/or repairs to the Premises necessitated by

Tenant's use  and  occupancy  thereof  (normal wear and tear excepted) and such

costs   shall  constitute  additional  rental   due   and   payable   hereunder

notwithstanding any expiration or termination of this Lease.

     12.   DEFAULT.

           (a)  Any  of  the  following  events  shall  constitute a default by

Tenant:

                (i)   If the rent (basic or additional) shall be in arrears, in

whole or in part; or

                (ii)  If Tenant shall have failed to perform or comply with any other term, condition, or covenant of this Lease on its part to be performed or complied with, for a period of thirty (30) days after written  notice  of  such failure  from Landlord plus such additional time as may reasonably be necessary to consummate  the subject performance provided that, and so long as, Tenant is pursuing such consummation; or

                (iii)  If the Premises are vacant, unoccupied or deserted for a period of fifteen  (15) consecutive days or more at any time during the term of this  Lease and Tenant  is  not  otherwise  current  in  the  payment  of  rent hereunder; or

                (iv)  If  there shall occur an Act of Bankruptcy, as defined in

Section 36 hereof; or

                (v)   If Tenant's  leasehold  interest under this Lease is sold

under execution, attachment or decree of court  to  satisfy any debt of Tenant,

or  if  any  lien  (including  a  mechanic's  lien) is filed  against  Tenant's leasehold  interest  and is not discharged or bonded  within  sixty  (60)  days thereafter.

           (b)  In the  event  of  default  as defined in paragraph (a) hereof,

Landlord, in addition to any and all legal and  equitable remedies it may have,

shall have the following remedies:

                (i)   To distrain for any rent or  additional  rent in default;

and

                (ii)  At  any time after default (beyond any applicable  notice and cure periods), without  notice,  to declare this Lease terminated and enter the Premises with or without legal process;  and  in  such event Landlord shall have the benefit of all provisions of law now or hereafter  in force respecting the speedy recovery of possession from Tenant's holding over  or proceedings in forcible  entry  and  detainer,  and  Tenant waives any and all provisions  for notice under such laws.

           Notwithstanding  such  reentry   and/or  termination,  Tenant  shall

immediately be liable to Landlord for the sum  of  the  following: (a) all rent and additional rent then in arrears, without apportionment  to  the termination date; (b) all other liabilities of Tenant and damages sustained by  Landlord as a  result  of  Tenant's  default, including, but not limited to, the reasonable costs of reletting the Premises  and  any  broker's  commissions  payable  as a result  thereof; (c) all of Landlord's reasonable costs and expenses (including reasonable  court  fees)  in  connection  with  such  default  and  recovery of possession;  (d) the difference between the rent reserved under this Lease  for the balance of  the  term  and  the  fair  rental value of the Premises for the balance of the term to be discounted to present  value at 15%, to be determined as  of the date of reentry; or at Landlord's option  in  lieu  thereof,  Tenant shall  pay the amount of the rent and additional rent reserved under this Lease at the times  herein stipulated for payment of rent and additional rent for the balance of the  term,  less  any amount received by Landlord during such period from others to whom the Premises may be rented on such terms and conditions and at such rentals as Landlord, in its sole discretion, shall deem proper; and (e)

any other damages recoverable  by law.  In the event Landlord brings any action against Tenant to enforce compliance  by  Tenant with any covenant or condition of  this  Lease,  including the covenant to pay  rent,  and  it  is  judicially determined that Tenant  has  defaulted in performing or complying with any such covenant or condition, then and in such event, Tenant shall pay to Landlord all costs and expenses incurred by Landlord in bringing and prosecuting such action against Tenant, including Landlord's reasonable attorney's fees.

           (c)  In the event Tenant fails to pay Landlord any rental payment or other charge due hereunder within five (5) days from the date on which any such payment was due (subject to any  applicable  notice and cure periods), Landlord may, at its option, charge Tenant a late charge  equal  to five percent (5%) of the rental payment or other such charge, which late charge shall be collectible as additional rent and shall be payable by Tenant to Landlord  within  five (5)

days  after  written  notice  from  Landlord  to Tenant assessing the same.  In addition, any such rental payment or other charge  which is delinquent for five

(5) days or more (after the passage of any applicable notice and cure periods),

shall bear interest from the date on which same was  due  at  a  rate  equal to twelve percent (12%).

     13.   DAMAGE OR DESTRUCTION.

           (a)  If, during the Lease term, the Premises are damaged by fire  or other casualty, but not to the extent that Tenant is prevented from carrying on business  in  the  Premises,  Landlord  shall  promptly cause such damage to be repaired; if such damage renders twenty percent  (20%)  or more of the Premises untenantable, the rent reserved hereunder shall be reduced during the period of its untenantability proportionately to the amount by which the area so rendered untenantable bears to the entire gross rentable area of the  Premises, and such reduction shall be apportioned from the date of the casualty to  the  date when the Premises are rendered fully tenantable.  Notwithstanding the foregoing,  in the  event  such  fire  or  other  casualty damages or destroys any of Tenant's leasehold improvements, alterations, betterments, fixtures or equipment, Tenant shall cause the same to be repaired  or  restored  at  Tenant's  sole  cost and expense  and  Landlord  shall  have  no liability for the restoration or repair thereof.

           (b)   If,  during the Lease term,  the  Premises  or  a  substantial portion of the Building are rendered wholly untenantable as the result of fire,

the elements, unavoidable  accident  or  other  casualty, then either party may terminate this Lease upon written notice to the other  given within thirty (30)

days after such fire, accident or casualty.  If neither  party  terminates this

Lease,  Landlord  shall  repair  the  Premises  and  such restoration shall  be completed  as promptly as reasonably possible and the rent  reserved  hereunder shall abate until the Premises are again rendered tenantable.

     14.   POSSESSION.

In case this  Lease  provides  for a specifically designated commencement date,

and if possession of the Premises,  in  whole  or  in  part, cannot be given to

Tenant on or before such commencement date, Landlord agrees  to  abate the rent proportionately  until  possession  is  given  to Tenant, and Tenant agrees  to accept such pro rata abatement as liquidated damages  for the failure to obtain

possession  on  the  commencement date herein specified.   The  parties  hereto

covenant and agree that  if  the  term  of this Lease commences on a date other than the date herein specified, they will,  upon the request of either of them,

execute an agreement in recordable form setting  forth the new commencement and termination dates of the Lease term.  Under no circumstances  shall Landlord be under any liability for failure to deliver possession of the Premises to Tenant on the date herein specified.

     15.   EXTERIOR OF PREMISES - SIGNS.

           (a)  Tenant  covenants and agrees that it will not place  or  permit any window display, sign,  billboard,  marquee, lights, awning, poles, placard,

advertising matter, or other thing of any kind, in or about the exterior of the

Premises or the Building (including without  limitation  any  displays on or in any  motor  vehicles  used by Tenant, its employees, agents and servants),  nor paint or make any change  in,  to or on the exterior of said Premises to change the uniform architecture, paint  or appearance of the Building, without in each such  instance  obtaining  the  prior  written  consent  of  Landlord  and,  if applicable, of any owners' association  or  similar entity which may govern the use of Scarlett Place.  In the event such consent  is  given,  Tenant agrees to pay  any  minor  privilege  or  other  tax  arising  as  a  result of any  such installation  immediately when due.  Tenant shall obtain, at Tenant's  expense,

all permits required  for such installation.  Tenant further agrees to maintain any  sign, billboard, marquee,  awning,  decoration,  placard,  or  advertising matter  or  other  thing  of  any  kind  as may be approved by Landlord in good condition and repair at all times.

     (b)  Tenant further covenants and agrees  not to pile or place anything on the sidewalk, parking lot or other exterior portion of the Premises or Building in the front, rear or sides of the Building, not  block  any  sidewalk, parking lot or other exterior portion of the Premises or Building, not do anything that directly  or  indirectly  will interfere with any of the rights of  ingress  or egress or of light from any  other  tenant,  not do anything which will, in any way, change the uniform and general design of the Building or the Property.

     16.  RELOCATION.

           INTENTIONALLY DELETED.

     17.  FOR RENT/SALE SIGNS.

Landlord shall have the right to place a "For Rent" sign on any portion of said

Premises for six (6) months prior to termination  of  this Lease and to place a

"For  Sale" sign thereon at any time.  During such six-month  period,  Landlord may show  the Premises and all parts thereof to prospective tenants between the hours of 8:00  a.m. and 6:00 p.m. on any day except Sunday or any legal holiday on which Tenant  shall not be open for business.  Landlord shall use reasonable efforts to give Tenant at least 24 hours' prior notice (either by writing or by telephone) of its entrance into the Premises for the foregoing purposes.

      18.  WATER AND OTHER DAMAGE.

Landlord shall not  be liable for, and Landlord is hereby released and relieved from all claims and demands  of  any kind by reason of or resulting from damage or injury to person or property of  Tenant  or  any  other  party,  directly or indirectly  caused  by  (a)  dampness, water, rain or snow, in any part of  the

Premises or in any part of any  other property of Landlord or of others, and/or

(b) falling plaster, steam, gas,  electricity, or any leak or break in any part of the Premises or from any pipes, appliances or plumbing or from sewers or the street or subsurface or from any other  place or any part of any other property of Landlord or of others or in the pipes  of the plumbing or heating facilities thereof,  unless  such  condition  is  caused  by  the  negligence  or  willful misconduct of Landlord, its employees, agents or contractors.

     19.  RIGHT OF ENTRY.

Landlord  and  its  agents,  servants,  employees,  including  any  builder  or contractor  employed  by  Landlord  shall have the absolute  and  unconditional right, license and permission, at any  and  all  reasonable times, to enter and inspect  the  Premises  or  any part thereof.  Landlord  shall  use  reasonable

efforts  and  shall  cause  its  agents,   servants,   employees,  builders  or

contractors to use reasonable efforts to give Tenant at  least  24 hours' prior notice (either in writing or by telephone) of its entrance into the Premises.

     20.  TERMINATION OF TERM.

It is agreed that the term of this Lease shall expire and terminate  at the end of the original term hereof (or at the expiration of the last renewal  term, if this  Lease  contains  a  renewal  option  and the same is properly exercised),

without the necessity of any notice by or to  any of the parties hereto, unless otherwise  provided herein.  If Tenant shall occupy  the  Premises  after  such expiration or termination, it is understood that Tenant shall hold the Premises as a tenant  from month-to-month, subject to all the other terms and conditions of this lease,  at  an  amount  equal  to  double  the  highest  monthly rental installment  reserved  in this Lease.  Landlord shall, upon such expiration  or termination of this Lease,  be entitled to the benefit of all public general or local laws relating to the speedy recovery of possession of lands and tenements held over by tenants that may be now in force or may hereafter be enacted.

     21.   CONDEMNATION.

           (a)  If, during the term of this Lease, all or a substantial part of the Premises shall be taken by  police  power or under power of eminent domain,

this Lease shall terminate as of, and the  rent (basic and additional) shall be apportioned to and abate from and after, the date of taking.  Tenant shall have no  right t participate in any award or damages  for  such  taking  and  hereby assigns  all  of  its  right,  title and interest therein to Landlord.  For the purposes of this paragraph, "a substantial  part  of  the  Premises" shall mean such  part  that  the  remainder  thereof is rendered inadequate  for  Tenant's business and that such remainder cannot practicably be repaired and improved so as to be rendered adequate to permit  Tenant  to  carry  on  its  business with substantially the same efficiency as before the taking.

           (b)  If, during the Lease term, less than a substantial  part of the

Premises  (as  hereinabove defined) is taken by police power or under power  of eminent domain,  this  Lease shall remain in full force and effect according to its terms; and Tenant shall  have  no  right  to  participate  in  any award or damages for such taking and tenant hereby assigns all of its right,  title  and interest in and to the award to Landlord.  In such event Landlord shall, at its expense,  promptly  make such repairs and improvements as shall be necessary to make the remainder of  the  Premises  adequate to permit Tenant to carry on its business  to substantially the same extent  and  with  substantially  the  same efficiency  as  before  the taking; provided that in no event shall Landlord be required to expend an amount  in  excess  of the award received by Landlord for such taking.  If, as a result of such taking,  any  part  of  the  Premises  is rendered  permanently  unusable, the basic annual rent reserved hereunder shall be reduced in such amount as may be fair and reasonable, which amount shall not exceed the proportion which  the  area  so  taken or made unusable bears to the total area which was usable by Tenant prior to  the taking.  IF the taking does not render any part of the Premises unusable, there  shall  be  no abatement of rent.

           (c)   For  purposes  of  this  section,  "taking"  shall  include  a negotiated  sale  or lease and transfer of possession to a condemning authority under bona fide threat of condemnation for public use, and Landlord alone shall have the right to negotiate  with  the  condemning  authority  and  conduct and settle  all  litigation connected with the condemnation.  As hereinabove  used,

the words "award  or  damages"  shall, in the event of such sale or settlement,

include the purchase or settlement price.

           (d)  Nothing herein shall  be deemed to prevent Tenant from claiming and receiving from the condemning authority,  if  legally payable, compensation for the taking of Tenant's own tangible property and  such  amount  as  may  be payable  by  statute  or ordinance toward Tenant's damages for Tenant's loss of business,  removal and relocation  expenses  and  the  undepreciated  value  of

Tenant's leasehold improvements.

     22.   SUBORDINATION.

This Lease shall  be subject to and subordinate at all times to the lien of any mortgages and/or deeds  of trust upon the Building now or hereafter to be made,

unless the mortgagee or holder  of  the  deed  of trust elects to have Tenant's interest hereunder superior to the interest of the  mortgagee or holder of such deed  of trust.  This subordination provision shall be  self-operative  and  no

further  instrument  of subordination shall be required.   The Tenant agrees to

execute any documents  necessary,  subsequent  to  the execution of this Lease,

which are required to effect such subordination.

     23.   LANDLORD'S RIGHT TO PERFORM TENANT'S COVENANTS.

If Tenant shall fail to perform any covenant or duty  required  of  it  by this

Lease  or by law, and such failure shall continue beyond the expiration of  any applicable  notice and cure periods, Landlord shall have the right (but not the obligation) to  perform  the  same,  and  if  reasonably necessary to enter the

Premises for such purposes without notice.  The actual cost thereof to Landlord shall be deemed to be additional rent hereunder payable by Tenant, shall be due and payable by Tenant upon demand, and Landlord  shall have the same rights and remedies with respect to such additional rent as Landlord  has  with respect to the rental reserved hereunder.

      24.  ATTORNMENT.

           (a)   If  Landlord  assigns this Lease or the rents hereunder  to  a creditor as security for a debt,  Tenant shall, after notice of such assignment and upon demand by Landlord or the  assignee,  pay all sums thereafter becoming due to Landlord hereunder either to Landlord or  to  such assignee, as required

by  such  notice.   Tenant shall also, upon receipt of such  notice,  have  all policies  of insurance  required  hereunder  endorsed  so  as  to  protect  the assignee's  interest  as  it  may  appear  and  shall deliver such policies, or certificates thereof, to the assignee.

           (b)  In the event the Premises are sold  at  any foreclosure sale or sales,  by virtue of any judicial proceedings or otherwise,  this  Lease  shall continue  in  full  force and effect and provided that the purchaser(s) at such sale(s) agree in writing  with  Tenant  to recognize the validity of this Lease and to not disturb Tenant's occupancy and possession of the Premises so long as

Tenant is not in default under this Lease beyond any applicable notice and cure periods, Tenant shall attorn to and acknowledge  the  foreclosure  purchase  or purchasers at such sale as the landlord hereunder.

     25.   NON-WAIVER OF FUTURE ENFORCEMENT.

The  receipt of rent by Landlord, with knowledge of any breach of this Lease by

Tenant or of any default on the part of Tenant in the observance of performance of any  of  the  conditions  or  covenants of this Lease (beyond any applicable notice and cure periods), shall not  be  deemed to be a waiver of any provision

of this Lease, including the provision breached.   No  failure  on  the part of

Landlord or of the Tenant to enforce any covenant or provision herein contained nor any waiver of any right hereunder by Landlord or Tenant shall discharge  or invalidate  such covenant or provision or shall affect the right of Landlord or tenant to enforce the same in the event of any subsequent default.  The receipt by Landlord of  any  rent  or  any  sum  of  money  or  any other consideration hereunder  paid  by Tenant after the termination, in any manner,  of  the  term herein demised, or  after  the  giving  by  Landlord of any notice hereunder to effect  such termination, shall not reinstate,  continue  or  extend  the  term herein demised,  or  destroy,  or in any manner impair the efficacy of any such notice of termination as may have  been  given  hereunder by Landlord to Tenant prior to the receipt of any such sum of money or other consideration, unless so agreed to in writing and signed by Landlord.  Neither  acceptance  of  the keys nor any other act or thing done by Landlord or any agent or employee during the term  herein demised shall be deemed to be an acceptance of a surrender of  the

Premises,  excepting  only an agreement in writing signed by Landlord accepting or agreeing to accept such surrender.

     26.   PERSONAL PROPERTY TAXES.

Tenant shall be responsible  for  and shall pay any taxes or assessments levied or assessed during the term of this  Lease  against  any  leasehold interest of

Tenant or personal property or trade fixtures of Tenant of  any  kind, owned by

Tenant or placed in, upon or about the Premises by Tenant.

     27.   RECORDATION OF LEASE.

Tenant  agrees  that it will, upon Landlord's request, execute a memorandum  of this Lease in a form suitable for recording under applicable Maryland law.  The party recording such  Memorandum  of  Lease shall pay all costs of recordation,

including any transfer or recordation taxes thereon.

     28.   NOTICES.

Any notice required by this Lease shall  be  sent by certified mail to Landlord

at:  c/o Merritt, 2066 Lord Baltimore Drive, Baltimore,  Maryland  21244.   Any

notice required by this Lease shall be sent by certified mail to Tenant at:

           55 Broad Street, 7th Floor

           New York, New York  10004

(if  no  address is specified, such notices to Tenant shall be addressed to the

Premises).   Either party may, at any time, and from time to time, designate in writing a substitute  address  for  that  set  forth  above, and thereafter all notices  to  such  party  shall  be sent by certified mail to  such  substitute address.

     29.   WAIVER OF JURY TRIAL.

THE LANDLORD AND THE TENANT WAIVE  ALL RIGHTS TO A TRIAL BY JURY IN ANY ACTION,

COUNTERCLAIM, OR PROCEEDING BASED UPON,  OR  RELATED  TO, THE SUBJECT MATTER OF

THIS  LEASE.  THIS WAIVER APPLIES TO ALL CLAIMS AGAINST  ALL  PARTIES  TO  SUCH

ACTIONS  AND  PROCEEDINGS, INCLUDING PARTIES WHO ARE NOT PARTIES TO THIS LEASE.

THIS WAIVER IS KNOWINGLY, INTENTIONALLY, AND VOLUNTARILY MADE BY THE TENANT AND

THE TENANT ACKNOWLEDGES  THAT  NEITHER  THE  LANDLORD, NOR ANY PERSON ACTING ON

BEHALF OF THE LANDLORD, HAS MADE ANY REPRESENTATIONS  OF  FACT  TO  INDUCE THIS

WAIVER  OF  TRIAL  BY JURY OR IN ANY WAY TO MODIFY OR NULLIFY ITS EFFECT.   THE

TENANT FURTHER ACKNOWLEDGES  THAT  IT  HAS  BEEN  REPRESENTED  (OR  HAS HAD THE

OPPORTUNITY  TO BE REPRESENTED) IN THE SIGNING OF THIS LEASE AND IN THE  MAKING

OF THIS WAIVER  BY INDEPENDENT LEGAL COUNSEL, SELECTED OF ITS OWN FREE WILL, IN

THAT IT HAS HAD THE  OPPORTUNITY  TO  DISCUSS  THIS  WAIVER  WITH COUNSEL.  THE

TENANT  FURTHER ACKNOWLEDGES THAT IT HAS READ AND UNDERSTANDS THE  MEANING  AND

RAMIFICATIONS  OF  THIS WAIVER PROVISION AND AS EVIDENCE OF THIS FACT SIGNS ITS

INITIALS.

                                         /S/ MATTHEW DE GANON

                                      (initials of tenant)

     30.   SEVERABILITY.

           (a)  It is agreed that, for the purpose of any suit brought or based on this Lease, this Lease shall be construed to be a divisible contract, to the end that successive  actions  may  be maintained thereon as successive periodic sums shall mature or be due hereunder, and it is further agreed that failure to include in any suit or action any sum  or sums then matured or due shall not be a bar to the maintenance of any suit or  action for the recovery of said sum or sums so omitted; and Tenant agrees that it  will  not,  in  any  suit  or suits brought  or  arising under this Lease for a matured sum for which judgment  has not previously  been  obtained  or  entered,  plead,  rely  on or interpose the defenses of RES ADJUDICATA, former recovery, extinguishment,  merger,  election of remedies or other similar defense as a default said suit or suits.

           (b)   If  any  term,  clause  or provision of this Lease is declared invalid by a court of competent jurisdiction,  the  validity f the remainder of this Lease shall not be affected thereby but shall remain  in  full  force  and effect.

     31.   NON-WAIVER.

It  is  understood  and  agreed  that nothing herein shall be construed to be a waiver of any of the terms, covenants  or  conditions  herein contained, unless the  same  shall  be in writing, signed by the party to be  charged  with  such waiver, and no waiver  of  the breach of any covenant herein shall be construed as a waiver of such covenant  or  any subsequent breach thereof.  No mention in this Lease of any specific right or  remedy  shall  preclude  either party from exercising any other right or from having any other remedy or from  maintaining any action to which it may be otherwise entitled either at law or in equity.

      32.  SUCCESSORS AND ASSIGNS.

           (a)   Except  as  herein provided, this Lease and the covenants  and conditions herein contained shall  inure  to the benefit of and be binding upon

Landlord  its  successors  and  assigns; shall  be  binding  upon  Tenant,  its successors and assigns (including  without limitation any trustee in bankruptcy or debtor-in-possession, and any assignee  of the same); and shall inure to the benefit of Tenant and only such assignees of  Tenant  to  whom an assignment by

Tenant has been consented to in writing by Landlord.  In the  event  more  than one person, firm or corporation is named herein as Tenant, the liability of all parties named herein as Tenant shall be joint and several.

           (b)    In   the  event  Landlord's  interest  under  this  Lease  is

transferred or assigned,  written  notice  thereof  is given to Tenant and such transferee or assignee assumes in writing all of the  obligations  of  Landlord under  this  Lease,  Landlord  (or  any  subsequent  assignee  or transferee of

Landlord's  interest  under  this  Lease  who  gives such notice to Tenant  and assumes in writing Landlord's obligations under this Lease) shall automatically be  relieved  and  released  from  and after the date  of  such  transferee  of

Landlord's interest under this Lease  who  gives  such  notice  to  Tenant  and assumes in writing Landlord's obligations under this Lease, shall automatically be relieved and released from and after the date of such transfer or conveyance

from  all  liability  hereunder.   Further,  the  liability  of  Landlord,  its

successors  and  assigns, under this Lease shall at all times be limited solely to Landlord's interest in the land and improvements comprising the Building and in the event the owner  of  Landlord's interest in this Lease is at any time an individual, partnership, joint  venture  or  unincorporated association, Tenant agrees that such individual or the members or  partners  of  such  partnership,

joint  venture  or  unincorporated  association  shall  not  be  personally  or individually  liable  or  responsible  for the performance of any of Landlord's obligations hereunder.

     33.   SECURITY DEPOSIT.

Landlord hereby acknowledges receipt from  Tenant  of  the sum of Two Thousand,

Two  Hundred  Sixty  Dollars  and  Fifty-nine  Cents  ($2,260.59),   which  sum

represents  a  security  deposit  for  the  faithful  performance  of  Tenant's

obligations  under  this  Lease.   Tenant  agrees  that Landlord shall have the

right, but not the obligation, in its sole discretion  and  without  notice  to

Tenant  to apply said security deposit or any portion thereof to cure or remedy any default  by  Tenant  hereunder  (beyond  any  applicable  notice  and  cure periods),  including  default  in payment of rent (beyond any applicable notice and cure periods).  If Landlord  so applies the security deposit or any portion thereof  Tenant shall, upon demand,  immediately  reimburse  Landlord  for  the portion of  the security deposit so applied; and any failure of Tenant to do so within ten (10) business or fifteen (15) calendar days after Landlord's written demand therefor  shall  constitute an event of default hereunder.  Said sum, if not sooner applied, shall  be  returned  to  Tenant,  without  interest, within thirty  (30)  days after vacating of the Premises by Tenant and termination  of this Lease (or  upon termination of the last renewal term of this Lease if this

Lease contains a  renewal  option  and  Tenant properly exercises said option),

provided:  (i) Tenant is not then in default  under  any  of  the provisions of this Lease (beyond any applicable notice and cure periods); (ii)  there  is  no damage to the Premises beyond ordinary wear and tear and the Premises have been left  in a clean condition and in good order with all debris, rubbish and trash placed  in  property  containers;  (iii)  all  keys  to  the Premises have been returned to the Landlord; and (iv) Tenant's forwarding address  has  been  left

with  Landlord.   Tenant  further  agrees  that  Landlord  shall be entitled to commingle said security deposit with its own funds, and that  no  mortgagee  or holder  of a deed of trust on the Premises and no purchaser of said Premises at any foreclosure  sale  shall have any liability to Tenant for Tenant's security deposit.

       34. NOTICES TO MORTGAGEE.

Tenant agrees that a copy  of  any  notice  of  default from Tenant to Landlord shall  also be sent to the holder of any mortgage  or  deed  of  trust  on  the

Premises,  provided  Tenant has been given written notice of the fact that such mortgage or deed of trust  has been made; and Tenant shall allow said mortgagee or holder of the deed of trust  a  reasonable  time,  not to exceed thirty (30)

days from the receipt of said notice, to cure, or cause  to  be cured, any such default.  If such default cannot reasonably be cured within the  time specified herein,  then  such  additional  time  as  may  be  necessary shall be allowed,

provided  the  curing  of  such  default  is commenced and  diligently  pursued

(including,  but not limited to, commencement  of  foreclosure  proceedings  if necessary to effect  such  cure)  in  which  event  this  Lease  shall  not  be

terminated   while   such   remedies   are   being   thus  diligently  pursued.

Notwithstanding the foregoing to the contrary, in the  event  of  an emergency,

neither  Landlord  nor  its  mortgagee  shall be entitled to a notice and  cure period, and Tenant shall have the right (but not the obligation) to rectify the emergency situation, at Landlord's expense, and Landlord shall reimburse Tenant for the actual cost thereof promptly upon demand.

      35.  ESTOPPEL CERTIFICATE.

Tenant shall, at any time and from time to  time  during the term of this Lease or any renewal thereof, upon written request of Landlord, execute, acknowledge,

and deliver to Landlord (or its designee) a statement  in  writing,  certifying that this Lease is unmodified and in full force and effect if such is  the fact

(or  if  there  have  been  any modifications thereof, that the same is in full force as modified and stating  the  modifications)  and  the dates to which the

rents and other charges have been paid in advance, if any.   Any such statement

delivered  pursuant  to  this  paragraph may be relied upon by any  prospective purchaser of the estate of Landlord  or by the mortgagee or any assignee of any mortgagee or the trustee or beneficiary  of  any  deed  of trust constituting a lien on the Premises or the Building.

     36.   BANKRUPTCY.

           (a)  An "Act of Bankruptcy" shall mean:

                (i) the application by Tenant or any guarantor of Tenant or its or  their consent to the appointment of a receiver, trustee  or  liquidator  of

Tenant or any guarantor of Tenant or a substantial part of its or their assets;

                (ii)  the  filing  of  voluntary  petition in bankruptcy or the admission in writing by Tenant or any guarantor of  Tenant  of its inability to pay its debts as they become due;

                (iii)  the making by Tenant or any guarantor of  Tenant  of  an assignment for the benefit of its creditors;

                (iv)  the   filing  of  a  petition  or  an  answer  seeking  a

reorganization or an arrangement  with  its  creditors  or  an  attempt to take advantage of any insolvency law;

                (v) the filing of an answer admitting the material  allegations of  a  petition  filed  against  Tenant  or  any  guarantor  of  Tenant  in any bankruptcy, reorganization or insolvency proceeding;

                (vi)  the entering of an order, judgment or decree by any court of competent jurisdiction  adjudicating  Tenant  or  any  guarantor of Tenant a bankrupt or an insolvent, approving a petition seeking such  a  reorganization,

or appointing a receiver, trustee or liquidator of Tenant or any  guarantor  of

Tenant or of all or a substantial part of its or their assets; or

                (vii)  the  commencing  of any proceeding under any bankruptcy,

reorganization, arrangement, insolvency,  readjustment, receivership or similar law,  and  the  continuation  of  such order, judgment,  decree  or  proceeding unstayed for a period of sixty (60) days.

           (b)  Upon the occurrence of an Act of Bankruptcy, this Lease and all rights of Tenant hereunder shall automatically  terminate  with  the same force and effect as if the date of any such event were the date stated herein for the expiration of the term, and Tenant shall vacate and surrender the Premises, but shall remain liable as herein provided.  Landlord reserves any and all remedies provided herein or at law or in equity.

           (c)   If this Lease is not terminated in accordance with  subsection

(b) above because  such termination is not permitted under the BANKRUPTCY CODE,

11 U.S.C.  101 ET SEQ.  (the  "Bankruptcy  Code"),  then  upon  the filing of a petition by or against Tenant under the Bankruptcy Code, Tenant,  as debtor and as debtor in possession, and any trustee who may be appointed, agree:

                (i) To perform each and every obligation of Tenant  under  this

Lease  until  such time as this Lease is either rejected or assumed by order of the United States Bankruptcy Court;

                (ii)  To  pay monthly in advance on the first day of each month as reasonable compensation  for  use  and  occupancy  of the Premises an amount equal to all basic rent and all additional rent reserved hereunder;

                (iii) To reject or assume this Lease within  sixty (60) days of the filing of such petition under Chapter 7 of the Bankruptcy  Code  or  within thirty (30) days of the filing of a petition under any other Chapter;

                (iv)  To  give  Landlord  at  least  forty-five (45) days prior written notice of any proceeding relating to any assumption of this Lease;

                (v) To give Landlord at least thirty (30)  days  prior  written notice of any abandonment to be deemed conclusively a rejection of this Lease;

                (vi)  To be deemed conclusively to have rejected this Lease  in the event of the failure to comply with any of the above; and

                (vii) To  be  deemed to have consented to the entry of an order by an appropriate United States  Bankruptcy  Court  providing all of the above,

waiving notice and hearing of the entry of same.

           (d)  Notwithstanding anything in this Lease  to  the  contrary,  all amounts payable by Tenant to or on behalf of Landlord hereunder, whether or not expressly  denominated  as  rent,  shall  constitute "rent" for the purposes of

Section  502(b)(7)  of  the  Bankruptcy  Code, including,  without  limitation,

reasonable  attorney's  fees  incurred  by  Landlord   by  reason  of  Tenant's

bankruptcy.

           (e) In the event that this Lease is assigned to any person or entity pursuant to the provisions of the Bankruptcy Code, any and  all monies or other consideration  payable  or  otherwise to be delivered in connection  with  such assignment shall be paid or delivered  to  Landlord,  shall  be  and remain the exclusive property of Landlord, and shall not constitute property  of Tenant or of the estate of Tenant within the meaning of the Bankruptcy Code.  Any and all monies  or  other  consideration  constituting  Landlord's  property under  the preceding sentence not directly paid or delivered to Landlord  shall be held in trust for the benefit of Landlord by the recipient thereof and be promptly paid to  or turned over to Landlord.  If Tenant assumes this Lease and  proposes  to assign the same pursuant to the provisions of the Bankruptcy Code to any person or entity who shall have made a bona fide offer to accept an assignment of this

Lease  on  terms  acceptable  to Tenant, the notice of such proposed assignment setting forth (i) the name and  address  of  such person; (ii) all of the terms and conditions of such offer; and (iii) adequate  assurance  to  be provided to

Landlord  to  assure  such  assignee's  future  performance  under  the  Lease,

including,  without  limitation, the assurance referred to in Section 365(b)(3)

of the Bankruptcy Code, or any such successor or substitute legislation or rule thereto, shall be given  to  Landlord by Tenant, but in any event no later than ten (10) days prior to the date  that  Tenant shall make application to a court of  competent  jurisdiction for authority  and  approval  to  enter  into  such assignment and assumption,  and  Landlord  shall thereupon have the prior right and option, to be exercised by notice to Tenant  given at any time prior to the effective date of such proposed assignment, to accept  an  assignment  of  this

Lease  upon  the  same  terms and conditions and for the same consideration, if any, as the bona fide offer  made by such person, less any brokerage commission which may be payable out of the consideration to be paid by such person for the assignment of this Lease.  Any person or entity to which this Lease is assigned pursuant to the provisions of  the  Bankruptcy  Code  shall  be  deemed without further act or deed to have assumed all of the obligations arising  under  this

Lease  on and after the date of such assignment.  Any such assignee shall, upon

demand,   execute  and  deliver  to  Landlord  an  instrument  confirming  such assumption.

           (f)  Nothing  contained  in  this  Section 36 shall be deemed in any manner to limit Landlord's rights and remedies  under  the  Bankruptcy Code, as presently existing or as may hereafter be amended.

           (g)   No  default  under this Lease by Tenant, either  prior  to  or subsequent to any Act of Bankruptcy, shall be deemed to have been waived unless expressly done so in writing by Landlord.

           (h)  Neither Tenant's interest in this Lease, nor any estate created hereby in Tenant nor any interest  herein or therein, shall pass to any trustee or receiver or assignee for the benefit  of creditors or otherwise by operation of law except as may specifically be provided by the Bankruptcy Code.

       37. BROKER'S COMMISSION.

Tenant and Landlord warrant that they have  dealt  with no broker in connection with this Lease, except Long & Foster, Michael Reitz and agree to indemnify and save the other harmless from all claims, actions, damages,  costs  and expenses and liability whatsoever, including reasonable attorney's fees, that  may arise from any breach of this warranty.  Landlord shall be responsible for paying the commission owed on this lease transaction to the broker specified above.

     38.   RULES AND REGULATIONS.

Tenant  shall  faithfully  observe  and  comply  with the rules and regulations attached hereto as Exhibit B, and to the extent the  same  do  not unreasonably interfere with the conduct of Tenant's use and occupancy of the  Premises, with any amendments or modifications thereto that Landlord shall, from time to time,

promulgate  with respect to the Building.  Any such amendments or modifications to the rules  and  regulations  shall be binding upon Tenant upon delivery of a copy of them to Tenant.  Landlord  shall  not  be responsible to Tenant for the nonperformance of any of said rules and regulations  by  any  other  tenants or occupants;  however, Landlord shall uniformly and non-discriminativily  enforce all rules and regulations against all tenants and occupants.

       39. CAPTIONS.

The captions of the various sections of this Lease are for convenience only and are not a part  of  this Lease.  Such captions shall not be construed to define or limit any of the provisions of this Lease.

     40.   FINAL AND ENTIRE AGREEMENT.

This Lease contains the  final and entire agreement between the parties hereto,

and neither they nor their  agents  shall  be bound by any terms, conditions or representations not herein written.

       41. TENANT REPRESENTATIVE.

The  name,  address  and  telephone  number  of Tenant   representative  to  be

contacted in event of emergency are as follows:

                Eric Dorsch - Premises (410) 995-0716

     42.  PARKING.

Tenant shall have the use of spaces 116, and 118 within the garage for the term of the lease.  The parking rate of $125.00 per  month, per space is included in the annual rental for the office premises.

     43.  IMPROVEMENTS.

Landlord shall provide the following within two (2) weeks of lease execution:

           A.  Remove wall as shown on plan to create a conference room.

           B.  Install sink and cabinets as shown on attached plan.

           C.  Install double entry doors with full lights.

     44.  QUIET ENJOYMENT.

Landlord hereby represents and warrants to Tenant  that  Landlord is in the fee simple  owner  of the Building and the Premises, free and clear  of  liens  and encumbrances, except  those  matters listed on Exhibit "__" attached hereto and made a part hereof.  Subject to  all  of the other provisions of this Lease and provided that Tenant performs and observes  all  of  the  terms, conditions and covenants on Tenant's part to be performed and observed in  accordance with the terms of this Lease, Tenant shall quietly enjoy and occupy the Premises without molestation or hindrance by Landlord or any party claiming through Landlord.

          WITNESS the hands and  seals  of  the parties hereto as of the day and year first above written.


   WITNESS:         SCARLETT HARBOR ASSOCIATES LIMITED PARTNERSHIP

                      By:  MERRITT MANAGEMENT CORPORATION, AGENT


    /S/ROBB MERRITT         By: /S/LEROY M. MERRITT   (SEAL)

                                             Landlord


   WITNESS/ATTEST:          K2  DESIGN, INC.


    /S/DENISE HOLLEY        By: /S/MATTHEW DE GANON    (SEAL)
                                        Tenant

                       TABLE OF CONTENTS BY AND BETWEEN

         SCARLETT HARBOR ASSOCIATES LIMITED PARTNERSHIP, LANDLORD AND

                            K2 DESIGN, INC., TENANT

1. RENTAL....................................................................2
2. USE.......................................................................3
3. SERVICE AND UTILITIES.....................................................4
4. COMPLIANCE WITH LAWS......................................................7
5. ASSIGNMENT AND SUBLETTING.................................................7
6. OPERATING COSTS...........................................................9
7. INCREASE IN LANDLORD'S INSURANCE RATES...................................11
8. INSURANCE - INDEMNITY....................................................12
9. ALTERATIONS..............................................................17
10. OWNERSHIP OF ALTERATIONS................................................17
11. REPAIRS AND MAINTENANCE.................................................18
12. DEFAULT.................................................................22
13. DAMAGE OR DESTRUCTION...................................................25
14. POSSESSION..............................................................26
15. EXTERIOR OF PREMISES - SIGNS............................................26
16.  RELOCATION.............................................................27
17.  FOR RENT/SALE SIGNS....................................................27
18.  WATER AND OTHER DAMAGE.................................................28
19.  RIGHT OF ENTRY.........................................................28
21. CONDEMNATION............................................................29
22. SUBORDINATION...........................................................31
23. LANDLORD'S RIGHT TO PERFORM TENANT'S COVENANTS..........................32
24. ATTORNMENT..............................................................32
25. NON-WAIVER OF FUTURE ENFORCEMENT........................................33
26. PERSONAL PROPERTY TAXES.................................................34
27. RECORDATION OF LEASE....................................................34
28. NOTICES.................................................................35
29. WAIVER OF JURY TRIAL....................................................35
30. SEVERABILITY............................................................36
31. NON-WAIVER..............................................................37
32. SUCCESSORS AND ASSIGNS..................................................37
33. SECURITY DEPOSIT........................................................38
34. NOTICES TO MORTGAGEE....................................................40
35. ESTOPPEL CERTIFICATE....................................................40
36. BANKRUPTCY..............................................................41
37. BROKER'S COMMISSION.....................................................46
38. RULES AND REGULATIONS...................................................46
39. CAPTIONS................................................................47
40. FINAL AND ENTIRE AGREEMENT..............................................47
41. TENANT REPRESENTATIVE...................................................47
42.  PARKING................................................................47
43.  IMPROVEMENTS...........................................................47
44.  QUIET ENJOYMENT........................................................48

                                                                     EXHIBIT A





                                DIAGRAM OMITTED

                                                        EXHIBIT B


               SCARLETT PLACE COMMERCIAL CONDOMINIUM

                    HOUSE RULES AND REGULATIONS

      1. No premises shall be used for any purpose other than general office use and no tenant shall obstruct or use for storage or permit its agents, clerks or servants to obstruct or use for storage, in any way, any common area of the Building; or use the same in any other way than as a means of passage to and from the tenant's office, bring in, store, test or use any steam or internal combustion engine, boiler, machinery, refrigerating or heating device or air-conditioning apparatus in the Building, or carry on any mechanical business herein, or use or permit to be brought into the Building any inflammable oils or fluids, such as gasoline, kerosene, naptha and benzine, or any explosives or other articles or any materials which could cause a fire or an explosion or produce any fumes or vapor or which could be deemed hazardous to life, limb or property; smoke in the elevators; throw substances of any kind out of the windows or doors, or down the passages of the Building, or in the halls or passageways; sit on or place anything upon the window sills.

     2. Waterclosets and urinals shall not be used for any purpose other than those for which they were constructed; and no sweepings, rubbish, ashes, newspaper or any other substances of any kind shall be thrown into them.

      3. No signs, advertising, objects, notices or lettering shall be exhibited, inscribed, painted or affixed on any part of the common areas of the Building, or on any part of any premises that is visible from outside such premises, without the prior written consent of the Landlord. Landlord shall have the right to prohibit any advertising by a tenant which, in Landlord's opinion, tends to impair the reputation of the Building or its desirability as an office building, and upon written notice from the Landlord, such tenant shall refrain from or discontinue such advertising.

     4. Landlord shall have the right to prescribe the times of moving freight in and out of the Building, and all such moving shall be done under the supervision of the Landlord.
     5. Landlord reserves the right to control ingress and egress to and from the Building and/or to close and keep locked all entrances and exist doors of the Building on Sundays and legal holidays, on other days between the hours of 6:00 p.m. and 8:00 a.m., and during such other times as Landlord deems advisable for the adequate security of the Building. Tenants and their agents and employees, and any other persons entering or leaving the building at such times may be required to sign the Building register, and the watchman or agent of Landlord in charge shall have the right to refuse admittance to any person not possession satisfactory identification and authorization. Landlord assumes no responsibility with respect to and shall not be liable for any damages resulting from the admission of any person, authorized or unauthorized, into the Building.

     6. Tenants and their agents and employees shall not make, or permit to be made, any noise that is annoying, unpleasant or distasteful, whether by the use of any musical instrument, radio, television set, other audio device or otherwise or cause or permits any unusual or objectionable odors to be produced upon or emanate from a unit, or in any other way disturb or interfere with other tenants or their agents, employees or invitees.

      7. Tenants shall not install or use any machinery or equipment in the unit which may cause any annoying or disturbing noise or jar or tremor to any of the floors or walls of the Building, or which by its weight might damage the floor of the Building upon which it is placed.

     8. The directory board in the entrance lobby of the Building is provided exclusively for the display of the name and location in the Building of each tenant and Landlord reserves the right to exclude any other name therefrom and to make a reasonable charge for each and every name in addition to the name of the tenant placed on the directory board with the consent of the Landlord.

     9. Each tenant shall provide Landlord with keys to the premises to permit entry to the premises in case of emergency or otherwise as permitted by the Lease.

     10. No bicycles, vehicles or animals of any kind shall be brought into or kept in or upon the unit or any part of the common elements of the Building.

      11. Employees of Landlord shall not perform any work for tenants or do anything outside of their regular duties, unless under special written instructions from Landlord.

     12. No premises shall be used for lodging or sleeping purposes, nor may any cooking be done in any premises that causes a noticeable odor therefrom in the common areas, or any part thereof, of the Building.

      13. Tenants shall not conduct, or permit any other person to conduct, any auction in the premises or any part of the common areas of the Building; manufacture or store goods, wares or merchandise in the premises, without the prior written approval of Landlord, except the storage of usual supplies and inventory to be used by the Tenant incidental to the purposes for which the tenant may use the premises; or permit the premises to be used for gambling. Tenants shall not occupy or permit any portion of the premises to be occupied as an office for public stenography or typewriter, or for the possession, storage, manufacture or sale of intoxicating beverages, narcotics, tobacco in any form, or as a barber or as a barber or manicure shop.

     14. No curtains, blinds, shades, screens, awnings or other form of inside or outside window covering, or window ventilators or similar devices shall be attached to or hung in, or used in connection with, any window or door of the premises, without the prior written consent of Landlord. If landlord consents, such covering or devices must be of a quality, type, design, and color and attached in a manner approved by Landlord.

      15. Canvassing, soliciting and peddling in the Building are prohibited, and all tenants shall cooperate to prevent the same. Tenant shall not exhibit, sell or offer for sale in the premises or in the Building, any article or thing except those articles and things essentially connected with the stated use of the premises, without the prior written consent of Landlord.

     16. There shall not be used in any part of the common areas of the Building, either by a tenant or by others in the delivery or receipt of merchandise, any hand trucks except those equipped with rubber tires and side guards, and no hand trucks will be allowed in passenger elevators.

     17. Tenant shall list all articles to be taken from the Building (other than those taken out in the usual course of business of the tenant) on such tenant's letterhead. Such list shall be presented to the Landlord for approval before Building employees may permit such articles to be placed in an elevator or taken from the Building.

     18. The violation of these Rules and Regulations shall constitute an Event of default under the Lease.