Form 10QSB
period 1997-03-31
K2 DESIGN INC
filed 1997-05-14
CIK 1009624

FORM 10-QSB


                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                                              OR

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the Transition Period From ... to ...

                                  Commission File No. 1-11873

                                        K2 DESIGN, INC.
               (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                        13-3886065
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)			       Indentification
								 Number)

                         55 BROAD STREET, 7TH FLOOR
                           NEW YORK, NEW YORK  10004
                        (Address of principal executive
                                  offices)

                 Issuer's telephone number: (212) 547-5234

      Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X                             No

                              Applicable only to Corporate Issuers:

      Transitional Small Business Disclosure Format  (check one):

      Yes___             No  X

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        CLASS                                     OUTSTANDING AT MARCH 31, 1997
   Common stock, par value $.01                             3,645,421
   Common stock redeemable purchase warrants                1,000,000

                                K2 DESIGN, INC. AND SUBSIDIARY




                                             INDEX


     Page


      PART 1 - FINANCIAL INFORMATION

            Item 1. Financial Statements

            Consolidated balance sheets - March 31, 1997 (unaudited)
                           and December 31, 1996 (audited)..............3

            Consolidated statements of operations - three
                           months ended March 31, 1997 (unaudited)
                           and March 31, 1996 (unaudited)...............4

            Consolidated statements of cash flows - three
         		   months ended March 31, 1997 (unaudited)
                           and March 31, 1996 (unaudited)...............5


            Notes to consolidated financial statements..................7


            Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition.......................8



      PART II - OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K...................12

      SIGNATURES.......................................................12

                           K2 DESIGN, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS




                                                   March 31,       December 31,
                  ASSETS                              1997             1996
				                    (unaudited)    (audited)

    CURRENT ASSETS:
     Cash		      		             $3,137,783     $3,867,430
     Accounts receivable	                      2,380,739      2,067,715
     Prepaid and other assets    	                371,801        311,481

        Total current assets   		             $5,890,323     $6,246,626

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS    	       $628,905       $607,431

     RESTRICTED CASH                   		        $31,300        $30,000

     OTHER ASSETS    		                        $10,622        $10,622

        Total assets                  		     $6,561,150     $6,894,679

     LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)

     CURRENT LIABILITIES:
      Current portion of capital lease obligations      $63,116        $53,448
      Accounts payable                                  826,670        744,563
      Accrued professional fees                          14,000         35,000
      Accrued compensation                              181,298        124,793
      Accrued taxes                                      85,099         97,265
      Other accrued expenses                             58,388        174,784
      Customer advances                                 159,316        166,169

        Total current liabilities                    $1,387,887     $1,396,022

      CAPITAL LEASE OBLIGATIONS                         $78,897        $76,437

      STOCKHOLDERS' EQUITY (DEFICIT):
       Common stock                                     $36,454        $36,454
       Additional paid-in capital                     6,281,184      6,281,183
       Retained earnings (deficit)                  (1,223,272)      (895,417)

         Total stockholders' equity (deficit)        $5,094,366     $5,422,220

         Total liabilities and stockholders' equity
           (deficit)                                 $6,561,150     $6,894,679

                           K2 DESIGN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS





                                	       Three Months Ended
                        	                    March 31,

					      1997       1996
	 				         (unaudited)


     REVENUES	   			 $1,665,398   $512,434

     DIRECT SALARIES AND COSTS		  1,581,066    499,109

      SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES              391,605     125,958

      DEPRECIATION                           56,932       9,113

       Income (loss) from operations       (364,205)   (121,746)

      INTEREST INCOME                        40,710           0

      INTEREST EXPENSE                        3,324         982

      PROVISION FOR INCOME TAXES              1,036           0

             Net income (loss)            $(327,855)  $(122,728)

      NET (LOSS) PER COMMON SHARE            $(0.09)     $(0.06)

      WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING           3,645,421  2,013,040

                           K2 DESIGN, INC. AND SUBSIDIARY


                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended
                                                                        March 31,
								   1997         1996
								      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss							$(327,855)    $(122,728)
  Adjustments to reconcile net loss to net cash
  used in operating activities-
   Depreciation							   56,932         9,113
   Changes in-
    Accounts receivable                                          (313,024)     (184,411)
    Prepaid and other assets                                      (60,320)      (49,725)
    Restricted cash                                                (1,300)      (30,000)
    Other assets                                                        0             0
    Accounts payable                                               82,107       127,402
    Accrued professional fees                                     (21,000)        1,931
    Accrued compensation    				           56,505        27,479
    Accrued taxes                                                 (12,166)       11,667
    Other accrued expenses				         (116,396)       14,224
    Customer advances                                              (6,853)       22,473
              Net cash used in operating activities              (663,370)     (172,575)

CASH FLOWS FROM INVESTING ACTIVITIES --
 Purchase of equipment						  (50,455)       (7,246)



CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                               0       223,475
 Payments on line of credit                                             0          (992)
 Principal payments on capital lease obligations                  (15,822)       (8,150)
     Net cash used in provided by financing activities            (15,822)      214,333
     Net increase (decrease) in cash                             (729,647)       34,512


CASH, beginning of period                                       3,867,430        17,756
CASH, end of period                                            $3,137,783       $52,268

                                          Page 5 of 15

                           K2 DESIGN, INC. AND SUBSIDIARY


                                                                Three Months Ended
                                                                    March 31,
							         1997         1996
								    (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for-

   Interest                                                       $3,324        $684

   State income taxes                                              1,036      10,505



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

  Assets acquired under capital lease obligations	         $26,231     $38,935














                           K2 DESIGN, INC. AND SUBSIDIARY


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   MARCH 31, 1997

                                     (UNAUDITED)


      (1)    BASIS OF PRESENTATION:

                              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended
           March 31, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Form 10-QSB and Regulation SB. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

                              The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for a full fiscal year.
           These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1996, which are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

           NET LOSS PER COMMON SHARE:

                             Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding. Statement of Financial Accounting Standards No. 128,
           "Earnings per Share" which becomes effective for the period ending
           March 31, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.
           Previously reported EPS amounts must be restated under the new standard when it becomes effective. As a result of the loss for the periods presented, the adoption of this Standard will not have an impact on earnings per share.









                                         K2 DESIGN, INC. AND SUBSIDIARY




      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
      	       AND FINANCIAL CONDITION

                             This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties.
      The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 for a further discussion of the Company's business and the risks and opportunities attendant thereto, in addition to those set forth herein in the section captioned "--Fluctuations in Quarterly Operating Results."


      OVERVIEW

                             K2 Design, Inc. (the "Company") was founded in
      1993 as a general partnership and initially operated as a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and in August 1994 for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation.
      After the Company's initial public offering ("IPO") on July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications firm, largely in anticipation of demands from its customers for additional complementary services. Complementary services the Company now provides include, among others, development of CD-ROMs, media placement on Web sites, consulting services regarding Web site usage and user characteristics, development and maintenance of Company-owned Web site advertising networks, live Internet broadcasts and the development of brand strategies, intranet design and print collateral systems.

                             As a result of the expansion of the Company's services beyond Web site design and creation, the Company incurred significant expenses in 1996 and in the first quarter of 1997 in anticipation of future revenues. Since the Company has engaged in Web site design and creation only for approximately two years, and has been providing various other services for less than one year, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Management therefore believes that period-to-period comparisons of the Company's results of operations are not indicative of future results.

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

      RESULTS OF OPERATIONS

      General

                             Project-based work for which the Company has been engaged has generally been completed within 16 weeks, although certain past, current and future projects have taken and are expected to take longer to complete. Revenues are recognized on a percentage of completion basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. A portion of the Company's revenues have been generated on a fixed fee for service basis. The Company also provides ongoing services to certain customers, including one customer for which the Company is agency-of-record. Additionally, the Company has experienced and expects to continue to experience a longer sale cycle, since its focus has broadened to encompass a comprehensive interactive marketing initiative as compared to its former focus on project-based Web site business.

                             The Company has increased and is currently increasing its expense levels to accommodate its past growth and anticipated growth in its business. These expenses are related to, among other things, a substantial increase in the number of employees, the relocation of the Company's principal office, the opening of two additional offices, and investments in equipment. The Company's failure to expand its business in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will grow at a rate that will support its increasing expense levels.

                             The changes in the various line-items discussed below result from the increase in the Company's expenses since it consummated a series of securities offerings in 1996 and began to apply the proceeds to expand services in anticipation of future revenues.


        				    	      PERCENTAGE OF REVENUES
                                                   THREE MONTHS ENDED MARCH 31,
      							     (unaudited)
                                                      1997               1996
Revenues                                            100.0%              100.0%
Operating Expenses
  Direct Salaries and Costs                          94.9%               97.4%
  Selling, General and Administrative Expenses       23.5%               24.6%
  Depreciation                                        3.3%                1.7%
     Total Operating Expenses                       121.9%              123.7%
Operating Income (Loss)                             (21.9)%             (23.7)%
Other Income (Expense)                                2.2%               ----
Income (Loss) before taxes                          (19.7%)             (23.7%)
     Income Taxes                                    ----                ----
     Net Income (Loss)                              (19.7%)             (23.7%)



                             Revenues

                             Revenues for the three months ended March 31, 1997 and 1996 were $1,665,398 and $512,434, respectively, or an increase of 225%. The increase in revenues in the quarter ended March 31, 1997 as compared to that ended March 31, 1996 primarily reflects the expansion of the Company's core Web site services business. In the three months ended March 31, 1997, approximately 70% of revenues were attributable to Web site design and creation services, 16% to media placement and 7% to one CD-ROM project . During the same period in 1996, approximately 95% of revenues were attributable to Web site design and creation services and the balance to traditional graphic design services. Since the Company's transition from a Web site design firm into an integrated interactive marketing and communications firm is ongoing, the Company is unable to predict the relative percentage of its revenues that will be generated from each of its various services.

                             During the three months ended March 31, 1997, WavePhore, Inc., Toys "R" Us Corporation and The Chase Manhattan Bank accounted for approximately 41%, 14% and 7% of the Company's revenues, respectively. During the three months ended March 31, 1996, IBM and Omega Engineering accounted for approximately 60% and 10% of the Company's revenues, respectively. The increase in revenues in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 resulted primarily because (i) the Company's executive management devoted substantially more time to sales and marketing after the Company's initial public offering on July 26, 1996, and (ii) the Company increased its production capacity and sales and account executive initiatives during the March 31, 1997 quarter.

                             At the present time, the Company has determined to maintain its current expense levels, which to a large extent are fixed, based in part on expectations as to future revenues and will base future expense levels similarly. As a result, the Company expects that operating expenses will exceed revenues in the second quarter of 1997.

                             Direct Salaries and Costs

                             Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs remained relatively constant in the three months ended March 31, 1997 as compared to the same period in 1996. The Company's direct salaries and costs for the three months ended March 31, 1997 and 1996 were $1,581,066 and $499,109, respectively, or an increase of 217%. In the 1997 period, direct salaries and costs consisted primarily of approximately $763,000 paid as direct salaries, and secondarily of approximately $327,000 paid to freelance artists and other independent contractors (approximately $118,000 of which was paid to vendors of complex computer programming services required for special features on Web sites). In the 1996 period, direct salaries and costs consisted primarily of approximately $260,000 paid to freelance artists and other independent contractors (approximately $150,000 of which was paid to vendors of complex computer programming services required for special features on Web sites) and secondarily of $240,000, paid as direct salaries. The Company has hired programmers in anticipation of future projects in an effort to reduce reliance on outside vendors of complex computer programming. Since the preceding sentence is forward looking, there can be no assurance that the Company will successfully achieve a net savings by bringing in-house more of the complex programming required in its business. Among other things, the Company may not be able to attract and retain personnel capable of performing these services at a rate less than that provided by outside vendors and even if such persons can be retained, their efforts may not entirely eliminate reliance on outside vendors, especially if the Company's complex programming needs continue to increase rapidly.

                             Selling, General and Administrative Expenses

                             Selling, general and administrative expenses for the three months ended March 31, 1997 and 1996 were approximately $392,000 (23.5% of revenues) and $126,000 (24.6% of revenues), respectively, and primarily consisted of professional fees, occupancy costs, travel costs, office expenses and supplies and marketing and advertising, among other things. The increase in absolute dollars reflects the application of the proceeds of the Company's securities offerings during 1996, consistent with the Company's expansion strategy.

                             The Company has entered into a lease for additional office space at 30 Broad Street and intends to consolidate its 50 Broad Street office with and into this 13,700 square foot space. The lease for 30 Broad Street has an initial term of 6 years and the Company expects to open this office during the summer of 1997. The lease provides for fixed rent of approximately $225,000 per annum for the first three years of the lease and $245,000 per annum thereafter. Under the lease, the Company is also responsible for utilities and real estate taxes. The Company further intends to sublet the 50 Broad Street location for the duration of that lease, which terminates on January 31, 2002. As a result of this expansion, the Company's selling, general and administrative expenses, particularly occupancy costs, personnel costs and office expenses and supplies, are expected to increase. Moreover, the failure of the Company to sublet the 50 Broad Street location would have a material adverse effect on the Company.

                             Depreciation

                             Depreciation expense was $56,932 and $9,113 in the three months ended March 31, 1997 and 1996, respectively, and related to depreciation of equipment and leasehold improvements. The Company's depreciation expenses in 1997 have increased significantly as a result of depreciation of the Company's equipment and leasehold improvement in connection with the acquisition of computer equipment and the relocation of its offices.

                             Income Taxes

                             Effective January 1995, the Company elected to be treated as an S Corporation for federal income tax purposes. As a result, the shareholders were individually liable for federal income tax on the Company's taxable income. In January 1996, the Company began to be treated as a C corporation for federal and state income tax purposes. The Company is also liable for New York state and city income taxes, as well as Maryland corporation and payroll taxes.




      FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

                             Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which have affected the Company and some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major customer or the termination of a relationship with a channel source, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet. In addition, revenues and operating results are difficult to forecast because of these fluctuations and because the Company lacks historical financial data for a significant number of periods. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an adverse impact on the Company's business, operating results and financial condition. The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of lower cost full time employees versus higher cost independent contractors.



      LIQUIDITY AND CAPITAL RESOURCES

                             The Company is dependent on its cash of
      approximately $3.1 million (at March 31, 1997), together with cash generated by operations, if any, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for any expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future substantial alternative financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable. Accordingly, the Company may not have the funds to relieve any liquidity problems in the next year and thereafter, or to finance any expansion of its business.

                             Net cash used in the Company's operating activities was $(663,370) in the quarter ended March 31, 1997 and related primarily to a substantial increase in accounts receivable, which was partially offset by an increase in accounts payable, and to the loss incurred during the quarter.

                             In the quarter ended March 31, 1997, the Company spent approximately $50,000 on capital expenditures, consisting of furniture, fixtures and leasehold improvements acquired and made in connection with the Company's recent relocation of its principal offices and the opening of two sales offices. Additional capital expenditures are expected to be made in connection with the opening of the 30 Broad Street office.

                             In May 1997, the Company also borrowed $500,000 from a bank in order to finance furniture and leasehold improvements to its new office at 30 Broad Street, New York, NY. The loan has a two-year term, bears interest at the rate of 8.4% per year, is payable in 23 equal monthly installments of $8,333 and a final payment of $308,333. This loan is also secured by all of the Company's assets on deposit with the bank, which include substantially all of the Company's cash and its operating accounts.

                             In addition, the Company financed the purchase of certain equipment through capital leases. The principal balance of such leases was $142,000 at March 31, 1997 and is payable in varying installments through the year 2000.

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


                                      K2 DESIGN, INC.


      Date:  May 13, 1997             /S/ DAVID J. CENTNER
				      --------------------------------
                                      David J. Centner
                                      Chairman Of The Board and
                                      Principal Executive Officer



                                      /S/ NELSON C. HUNTER
				      --------------------------------
                                      Nelson C. Hunter
                                      Principal Financial and Accounting
             			        Officer