Form 10QSB/A
period 1997-03-31
K2 DESIGN INC
filed 1997-08-12
CIK 1009624

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

                           K2 DESIGN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS





                                	       Three Months Ended
                        	                    March 31,

					      1997       1996
	 				         (unaudited)


     REVENUES	   			 $1,665,398   $512,434

     DIRECT SALARIES AND COSTS		  1,191,390    499,109

      SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES              781,281     125,958

      DEPRECIATION                           56,932       9,113

       Income (loss) from operations       (364,205)   (121,746)

      INTEREST INCOME                        40,710           0

      INTEREST EXPENSE                        3,324         982

      PROVISION FOR INCOME TAXES              1,036           0

             Net income (loss)            $(327,855)  $(122,728)

      NET (LOSS) PER COMMON SHARE            $(0.09)     $(0.06)

      WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING           3,645,421  2,013,040

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


        				    	      PERCENTAGE OF REVENUES
                                                   THREE MONTHS ENDED MARCH 31,
      							     (unaudited)
                                                      1997               1996
Revenues                                            100.0%              100.0%
Operating Expenses
  Direct Salaries and Costs                          71.6%               97.4%
  Selling, General and Administrative Expenses       46.9%               24.6%
  Depreciation                                        3.4%                1.7%
     Total Operating Expenses                       121.9%              123.7%
Operating Income (Loss)                             (21.9)%             (23.7)%
Other Income (Expense)                                2.2%               ----
Income (Loss) before taxes                          (19.7%)             (23.7%)
     Income Taxes                                    ----                ----
     Net Income (Loss)                              (19.7%)             (23.7%)



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

                             Direct Salaries and Costs

                             Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs decreased to 71.6% from 97.4% in the three months ended March
      31, 1997 as compared to the same period in 1996. This decrease resulted principally from a shift in the responsibilities of certain personnel to general and administrative functions commencing in late 1996. The Company's direct salaries and costs for the three months ended March 31, 1997 and 1996 were $1,191,390 and $499,109, respectively, or an increase of 139%. In the 1997 period, direct salaries and costs consisted primarily of approximately $373,662 paid as direct salaries, and secondarily of approximately $327,000 paid to freelance artists and other independent contractors (approximately $118,000 of which was paid to vendors of complex computer programming services required for special features on Web sites). In the 1996 period, direct salaries and costs consisted primarily of approximately $260,000 paid to freelance artists and other independent contractors (approximately $150,000 of which was paid to vendors of complex computer programming services required for special features on Web sites) and secondarily of $240,000, paid as direct salaries. The Company has hired programmers in anticipation of future projects in an effort to reduce reliance on outside vendors of complex computer programming. Since the preceding sentence is forward looking, there can be no assurance that the Company will successfully achieve a net savings by bringing in-house more of the complex programming required in its business. Among other things, the Company may not be able to attract and retain personnel capable of performing these services at a rate less than that provided by outside vendors and even if such persons can be retained, their efforts may not entirely eliminate reliance on outside vendors, especially if the Company's complex programming needs continue to increase rapidly.

                             Selling, General and Administrative Expenses

                             Selling, general and administrative expenses for the three months ended March 31, 1997 and 1996 were approximately $781,281 (46.9% of revenues) and $126,000 (24.6% of revenues), respectively, and primarily consisted of professional fees, occupancy costs, travel costs, office expenses and supplies and marketing and advertising, among other things. The increase in absolute dollars reflects the application of the proceeds of the Company's securities offerings during 1996, consistent with the Company's expansion strategy.

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


                                      K2 DESIGN, INC.


      Date:  August 12, 1997          /S/ DAVID J. CENTNER
				      --------------------------------
                                      David J. Centner
                                      Chairman Of The Board and
                                      Principal Executive Officer



                                      /S/ NELSON C. HUNTER
				      --------------------------------
                                      Nelson C. Hunter
                                      Principal Financial and Accounting
             			        Officer