Form 10QSB
period 1997-06-30
K2 DESIGN INC
filed 1997-08-12
CIK 1009624

FORM 10QSB


                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

             55 BROAD STREET
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

                         Yes    X                               No

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT JUNE 30, 1997
   Common stock, par value $.01                              3,645,421
   Common stock redeemable purchase warrants                 1,000,000

	Transitional Small Business Disclosure Format (check one):

	Yes_____  	No X

                        K2 DESIGN, INC. AND SUBSIDIARY


                                     INDEX


                                                                          Page


PART 1 - FINANCIAL INFORMATION

 Item 1. Financial Statements

  Consolidated balance sheets - June 30, 1997 (unaudited) ...................3

  Consolidated statements of operations - three
    and six months ended June 30, 1997 (unaudited)
    and June 30, 1996 (unaudited)............................................4

Consolidated statements of cash flows -
    six months ended June 30, 1997 (unaudited) and
    June 30, 1996 (unaudited)................................................5

  Notes to consolidated financial statements.................................7

 Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition.........................................8

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings..................................................13

 Item 2. Changes in Securities..............................................13

 Item 3. Defaults Upon Senior Securities....................................13

 Item 4. Submission of Matters to a Vote of Security Holders................13

 Item 5. Other Information..................................................13

 Item 6. Exhibits and Reports on Form 8-K...................................13
	 Exhibit 27.1 Financial Data Schedule...............................14

SIGNATURES..................................................................13

                        K2 DESIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET




                                                                   June 30,
                          ASSETS                                     1997
                                                                  (unaudited)
CURRENT ASSETS:
   Cash                                                             $2,284,305
   Accounts receivable                                               1,649,880
   Prepaid and other assets                                            355,327
   Total current assets                                             $4,289,512
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                $1,039,893
RESTRICTED CASH                                                       $668,614
OTHER ASSETS                                                           $10,222
   Total assets                                                     $6,008,241
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capital lease obligations                        $66,993
   Current portion of long-term debt                                   100,000
   Accounts payable                                                    436,996
   Accrued professional fees                                            12,088
   Accrued compensation                                                111,582
   Accrued taxes                                                        71,205
   Other accrued expenses                                              115,871
    Total current liabilities                                         $914,735
LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                          $472,485
STOCKHOLDERS' EQUITY:
   Common stock                                                        $36,454
   Additional paid-in capital                                        6,281,183
   Retained earnings (deficit)                                      (1,696,616)
   Total stockholders' equity                                       $4,621,021
   Total liabilities and stockholders' equity                       $6,008,241

                        K2 DESIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS







                                                  Three Months Ended                             Six Months Ended
                                                        JUNE 30,                                      JUNE 30,
                                                  1997                   1996                   1997                    1996
                                                                                  (unaudited)
REVENUES                                        $1,162,902               $498,050             $2,828,300             $1,010,484
DIRECT SALARIES AND COSTS                          856,825                607,066              2,048,215             $1,106,174
SELLING, GENERAL AND                               745,114                260,626              1,526,395                386,583
  ADMINISTRATIVE EXPENSES
DEPRECIATION                                        61,876                 14,221                118,808                 23,334
         Income (loss) from operations           (500,913)              (383,863)              (865,118)              (505,607)
INTEREST INCOME                                     41,098                      0                 81,807                      0
INTEREST EXPENSE                                   (9,608)                (6,780)               (12,932)                (7,762)
PROVISION FOR INCOME TAXES                         (3,920)                (2,197)                (4,956)                (2,197)
         Net income (loss)                      $(473,343)             $(392,840)             $(801,199)             $(515,566)
NET LOSS PER COMMON SHARE                          $(0.13)                $(0.17)                $(0.22)                $(0.24)
WEIGHTED AVERAGE NUMBER OF                       3,645,421              2,374,281              3,645,421              2,192,962
  COMMON SHARES OUTSTANDING

                        K2 DESIGN, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Six Months Ended
                                                                                          June 30,
                                                                            1997                             1996
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(801,199)                     $(515,566)
  Adjustments to reconcile net loss to net cash
  used in operating activities-
     Depreciation                                                                118,807                         23,334
     Changes in-
       Accounts receivable                                                       417,835                       (153,915)
       Deferred offering costs                                                         0                       (330,132)
       Prepaid and other assets                                                  (43,845)                      (123,138)
       Restricted cash                                                          (638,614)                       (30,000)
       Other assets                                                                  400                              0
       Accounts payable                                                         (307,567)                       186,365
       Accrued professional fees                                                 (22,912)                        56,348
       Accrued compensation                                                      (13,211)                         6,392
       Accrued taxes                                                             (26,060)                        15,926
       Other accrued expenses                                                    (58,913)                       154,693
       Customer advances                                                        (166,169)                         6,443
             Net cash (used in) operating activities                          (1,541,448)                      (703,250)
CASH FLOWS FROM INVESTING ACTIVITIES --
  Purchase of equipment                                                         (509,537)                       (41,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                             0                        919,475
  Payments on line of credit                                                           0                         (1,871)
  Principal payments on capital lease obligations                                (32,140)                       (46,858)
  Proceeds from notes payable                                                    500,000                              0
             Net cash provided by financing activities                           467,860                        870,746
             Net increase (decrease) in cash                                  (1,583,125)                       126,319
CASH, beginning of period                                                      3,867,430                         17,756
CASH, end of period                                                           $2,284,305                       $144,075


                        K2 DESIGN, INC. AND SUBSIDIARY


                                                                                    Six Months Ended
                                                                                         June 30,
                                                                          1997                           1996
                                                                                        (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for-
  Interest                                                                $12,932                         $7,774
  State income taxes                                                        4,956                         10,505
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Assets acquired under capital lease obligations                         $41,731                        $76,068

                        K2 DESIGN, INC. AND SUBSIDIARY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)


       (1)   BASIS OF PRESENTATION:

                    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month and six month period ended June 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Form 10-QSB and Regulation SB. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

                    The results of operations for the three month and six month period ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1996, which are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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


       (2)   NET LOSS PER COMMON SHARE:

                    Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which becomes effective for the period ending after December 15, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to comon shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously, reported EPS amounts must be restated under the new standard when it becomes effective. As a result of the loss of the period presented, the adoption of this Standard will not have a material impact on earnings per share.

       (3)   LONG TERM DEBT

                                In May 1997, the Company borrowed $500,000 from
             a bank in order to finance furniture and leasehold improvements to its new office at 30 Broad Street. The loan has a two-year term, bears interest at a rate of 8.4% per year, is payable in 23 equal monthly installments of $8,333 and a final payment of $308,333. This loan is secured by all of the Company's assets on deposit with the bank, which includes substantially all of the Company's cash and its operating accounts.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 for a further discussion of the Company's business risks and opportunities attendant thereto, in addition to these set forth under "--Fluctuations in Quarterly Operating Results."


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

   As a result of the expansion of the Company's services beyond Web site design and creation, the Company incurred significant expenses in 1996 and the first half of 1997 in anticipation of future revenues. Since the Company has engaged in Web site design and creation only for approximately two years, and has been providing various other services for less than one year, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Management therefore believes that period-to-period comparisons of the Company's results of operations are not necessarily indicative of future results.

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

   RESULTS OF OPERATIONS

       General

   Project-based work for which the Company has been engaged has generally been completed within 16 weeks, although certain past, current and future projects have taken and are expected to take longer to complete. Revenues are recognized on a percentage of completion basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. A portion of the Company's revenues have been generated on a fixed fee for service basis. The Company also provides ongoing services to certain customers, including four customers for which the Company is interactive agency-of-record. Additionally, the Company has experienced and expects to continue to experience a longer sales cycle, since its focus has broadened to encompass a comprehensive interactive marketing initiative as compared to its former focus on project-based Web site business.

   The Company presently intends to maintain its current expense levels, which to a large extent are fixed, based in part on expectations as to future revenues and will base future expense levels similarly. These expenses are related to, among other things, a substantial increase in the number of employees, an increase in occupancy costs and investments in equipment. The Company's failure to expand its business in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. Although operating expenses as a percentage of revenues have decreased in the three and six months ended June 30, 1997 as compared to the prior comparable periods, there can be no assurance that the Company's revenues will grow at a rate that will support its increased levels.

   The changes in the various line-items discussed below result from the increase in the Company's expenses since it consummated a series of securities offerings in 1996 and began to apply the proceeds to expand services in anticipation of future revenues.

                                   K2 DESIGN, INC. AND SUBSIDIARY







                                                   PERCENTAGE OF REVENUES

                                                 Three Months Ended                               Six Months Ended
                                                      June 30,                                        June 30,
                                                 1997                    1996                    1997                   1996
                                                                                    (unaudited)
Revenues                                              100.00%                 100.00%                 100.00%               100.00%
Operating Expenses
  Direct Salaries and Costs                             73.7%                  121.9%                   72.4%                109.5%
  Selling, General and
    Administrative Expenses                             64.1%                   52.3%                   54.0%                 38.2%
  Depreciation                                           5.3%                    2.9%                    4.2%                  2.3%
     Total Operating Expenses                        (143.1)%                (177.1)%                (130.6)%              (150.0)%
Operating Income (loss)                               (43.1)%                 (77.1)%                 (30.6)%               (50.0)%
OTHER INCOME (EXPENSE)                                   2.7%                  (1.3)%                    2.4%                (0.7)%
INCOME (LOSS) BEFORE TAXES                            (40.4)%                 (78.4)%                 (28.2)%               (50.7)%
INCOME TAXES                                           (0.3)%                  (0.4)%                  (0.2)%                (0.3)%
    Net income (Loss)                                 (40.7)%                 (78.8)%                 (28.4)%               (51.0)%

             Revenues

       Revenues for the three months ended June 30, 1997 and 1996 were $1,162,902 and $498,050, respectively, or an increase of 133%. Revenues for the six months ended June 30, 1997 and 1996 were $2,828,300 and $1,010,484, respectively, or an increase of 180%. The increase in revenues in the three months and six months ended June 30, 1997 as compared to the three months and six months ended June 30, 1996 resulted primarily because (i) the Company's executive management continues to devote substantially more time to sales and marketing after the Company's initial public offering on July 26, 1996, (ii) the Company increased its production capacity and sales and account executive initiatives during the three months and six months ended June 30, 1997, and (iii) the brand strategy sales efforts have resulted in projects and relationships of increasing average size.

       In the three months ended June 30, 1997, approximately 63% of revenues were attributable to Web site design and creation services, 30% to media placement and the remainder to the operation of Company-owned web site advertising networks and traditional graphic design services. In the six months ended June 30, 1997, approximately 58% of revenues were attributable to Web site design and creation services, 23% to media placement, and the remainder to development of a CDROM disc, operation of Company owned advertising networks, consulting services and traditional graphic design services. In the three and six months ended June 30, 1996, approximately 83% and 87% of the Company's revenues, respectively, were attributable to Web site design and creation services, and the remainder was attributable to Web site hosting and traditional graphic design service. Since the Company's transition from a Web site design firm into an integrated interactive marketing and communications firm is ongoing, the Company is unable to predict the relative percentage of its revenues that will be generated from each of its various services.

       During the three months ended June 30, 1997, WavePhore, Inc., Toys "R" Us Corporation and Bell Communications Research Inc. accounted for approximately 18%, 18% and 11% of the Company's revenues, respectively. During the three months ended June 30, 1996, America Online Incorporated ("AOL"), Waterhouse Securities and MCI Telecommunications Corporation accounted for approximately 27%, 13% and eight percent of the Company's revenues, respectively. During the six months ended June 30, 1997, WavePhore, Inc., Toys "R" Us Corporation and The Chase Manhattan Bank accounted for approximately 31%, 17% and seven percent, respectively. During the six months ended June 30, 1996, AOL, International Business Machines, Inc. and Waterhouse Securities accounted for approximately 18%, 21%, and nine percent of the Company's revenues, respectively.


       Direct Salaries and Costs

       Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs have decreased to 73.7% from 121.9% in the three months ended June 30, 1997 as compared to the same period in 1996. The decrease resulted principally from a shift in the responsibilities of certain personnel to general and administrative functions commencing in late 1996.

       The Company's direct salaries and costs for the three months ended June 30, 1997 and 1996 were $856,825 and $607,066, respectively. In the 1997 period, direct salaries and costs consisted primarily of approximately $235,000 paid for media costs, $490,000 paid as direct salaries, and secondarily of approximately $39,000 paid to freelance artists and other independent contractors. In the 1996 period, direct salaries and costs consisted primarily of approximately $327,000 paid as direct salaries, and secondarily of approximately $151,000 paid to freelance artists and other independent contractors (approximately $90,000 of which was paid to vendors of complex computer programming services required for special features on Web sites).

       The Company's direct salaries and costs for the six months ended June 30, 1997 and 1996 were $2,048,215 (72.4% of revenues) and $1,106,174
       (109.5% of revenues), respectively. In the 1997 period, direct salaries and costs consisted primarily of approximately $864,000 paid as direct salaries, $456,000 paid for media costs and secondarily of approximately $366,000 paid to freelance artists and other independent contractors (approximately $121,000 of which was paid to vendors of complex computer programming services required for special features on Web sites). In the 1996 period, direct salaries and costs consisted primarily of approximately $582,000 paid as direct salaries, and secondarily of approximately $413,000 paid to freelance artists and other independent contractors (approximately $300,000 of which was paid to vendors of complex computer programming services required for special features on Web Sites), and approximately $456,000 paid for media costs. The Company has hired programmers in anticipation of future projects in an effort to reduce reliance on outside vendors of complex computer programming. Since the preceding sentence is forward looking, there can be no assurance that the Company will successfully achieve a net savings by bringing in-house more of the complex programming required in its business. Among other things, the Company may not be able to attract and retain personnel capable of performing these services at a rate less than that provided by outside vendors and even if such persons can be retained, their efforts may not entirely eliminate reliance on outside vendors, especially if the Company's complex programming needs continue to increase rapidly.


             Selling, General and Administrative Expenses

       Selling, general and administrative expenses for the three months ended June 30, 1997 and 1996 were approximately $745,114 (64.1% of revenues) and $260,626 (52.3% of revenues), respectively, and primarily consisted of wages, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. Selling general and administrative expenses for the six months ended June 30, 1997 and 1996 were approximately $1,526,395 (54.0% of revenues) and $386,583 (38.2% of revenues), respectively, and primarily consisted of wage, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. The increases of selling, general and administrative expenses as a percentage of revenues and in absolute dollars resulted principally from a shift in the responsibilities of certain personnel to general and administrative functions commencing in late 1996. These increases in the Company's selling, general and administrative expenses are also the result of the opening of additional offices and the increase in expenses related thereto. In particular, the Company has opened an office at 30 Broad Street, New York, New York into which it has consolidated its 50 Broad Street office. The lease for 30 Broad Street has an initial term of 6 years and provides for fixed rent of approximately $225,000 per annum for the first three years of the lease and $245,000 per annum thereafter. Under the lease, the Company is also responsible for utilities and real estate taxes. The Company is seeking a sub-tenant to sublet the 50 Broad Street location for the duration of that lease, which terminates on January 31, 2002 and to sublet its Maryland office (which the Company has closed) for the duration of that lease, which terminates on October 31, 1999. As a result of the foregoing, the Company's selling, general and administrative expenses (particularly occupancy costs, personnel costs and office expenses and supplies) are expected to increase. The Company has also ceased operations in its Maryland office. The failure of the Company to sublet the 50 Broad Street location or the Maryland location could also have a material adverse effect on the Company.


             Depreciation

       Depreciation expense was $61,876 and $14,221 in the three months ended June 30, 1997 and 1996, respectively, and related to depreciation of equipment and leasehold improvements. Depreciation expense was $118,807 and $23,334 in the six months ended June 30, 1997 and 1996, respectively. The Company's depreciation expenses in 1997 have increased significantly as a result of the acquisition of additional equipment and the relocation of its offices.

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


       FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

       Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which have affected the Company and some of which are beyond the Company's control, include the timing of the completion, material increase, reduction or cancellation of major projects, the gain or loss of one or more customers or channel sources, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet. In addition, revenues and operating results are difficult to forecast because of these fluctuations and because the Company lacks historical financial data for a significant number of periods. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an adverse impact on the Company's business, operating results and financial condition. The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of lower cost full time employees versus higher cost independent contractors.


       LIQUIDITY AND CAPITAL RESOURCES

       The Company is dependent on its cash of approximately $2.3 million (at June 30, 1997), together with cash generated by operations, if any, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for any expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year,* the Company may nevertheless require future substantial alternative financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable. Accordingly, the Company may not have the funds to relieve any liquidity problems in the next year and thereafter, or to finance any expansion of its business.

       Net cash (used) in the Company's operating activities was $(1,541,448) in the six months ended June 30, 1997 and related primarily to an increase in restricted cash, a decrease in accounts payable offset by a decrease in accounts receivable, and to the loss incurred during the quarter. The increase in restricted cash relates to the cash, cash equivalent and letter of credit security provided to the landlords of two of the Company's offices.

       In the six months ended June 30, 1997 the Company made capital expenditures of approximately $510,000 (of which approximately $460,000 were incurred in the quarter ended June 30, 1997), consisting of furniture, fixtures, equipment and leasehold improvements acquired and made principally in connection with the Company's opening of its new location 30 Broad Street. In May 1997, the Company also borrowed $500,000 from a bank in order to finance furniture and leasehold improvements to its new office at 30 Broad Street. The loan has a two-year term, bears interest at a rate of 8.4% per year, is payable in 23 equal monthly installments of $8,333 and a final payment of $308,333. This loan is secured by all of the Company's assets on deposit with the bank, which includes substantially all of the Company's cash and its operating accounts.

       In addition, the Company financed the purchase of certain equipment through capital leases. The principal balance of such leases was $139,478 at June 30, 1997 and is payable in varying installments through the year 2000.

       *This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations.

                                   K2 DESIGN, INC. AND SUBSIDIARY


       PART II - OTHER INFORMATION

       Items 1., 2., 3. & 5.   Not applicable

       Item 4. The Company's Annual Meeting of Stockholders was held on June 12, 1997. In that meeting, the stockholders (i) elected as director each of David J. Centner, Matthew G. de Ganon, Douglas
                               E. Cleek and Bradley K. Szollose, by a vote of 3,132,036 shares in their favor and 11,300 shares withheld; and James A. Favia and Steven
                               N. Goldstein by a vote of 3,133,036 shares in their favor and 10,300 withheld; (ii) approved and ratified the selection by the Board of Arthur Andersen LLP as independent accountants for the Company's 1997 fiscal year by a vote of 3,130,589 shares for, 10,000 shares against and 2,747 shares abstain; and (iii) approved and ratified the Company's 1997 Stock Incentive Plan by a vote of 3,103,829 shares for, 34,710 shares against and 4,797 shares abstain.

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


                                               K2 DESIGN, INC.


       Date: August 12, 1997                   /S/ DAVID J. CENTNER
                                               David J. Centner
                                               Chairman Of The Board, and
                                               Principal Executive Officer



                                               /S/ NELSON C. HUNTER
                                               Nelson C. Hunter
                                               Principal Financial Officer