Form 10QSB/A
period 1997-03-31
K2 DESIGN INC
filed 1997-08-14
CIK 1009624

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

                             Direct Salaries and Costs

                             Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs decreased to 71.6% from 97.4% in the three months ended March
      31, 1997 as compared to the same period in 1996. This decrease resulted principally from a shift in the responsibilities of certain personnel to general and administrative functions commencing in late 1996. The Company's direct salaries and costs for the three months ended March 31, 1997 and 1996 were $1,191,390 and $499,109, respectively, or an increase of 139%. In the 1997 period, direct salaries and costs consisted primarily of approximately $373,662 paid as direct salaries, and secondarily of approximately $327,000 paid to freelance artists and other independent contractors (approximately $118,000 of which was paid to vendors of complex computer programming services required for special features on Web sites). In the 1996 period, direct salaries and costs consisted primarily of approximately $260,000 paid to freelance artists and other independent contractors (approximately $150,000 of which was paid to vendors of complex computer programming services required for special features on Web sites) and secondarily of $190,000, paid as direct salaries. The Company has hired programmers in anticipation of future projects in an effort to reduce reliance on outside vendors of complex computer programming. Since the preceding sentence is forward looking, there can be no assurance that the Company will successfully achieve a net savings by bringing in-house more of the complex programming required in its business. Among other things, the Company may not be able to attract and retain personnel capable of performing these services at a rate less than that provided by outside vendors and even if such persons can be retained, their efforts may not entirely eliminate reliance on outside vendors, especially if the Company's complex programming needs continue to increase rapidly.

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


                                      K2 DESIGN, INC.


      Date:  August 14, 1997          /S/ DAVID J. CENTNER
				      --------------------------------
                                      David J. Centner
                                      Chairman Of The Board and
                                      Principal Executive Officer



                                      /S/ NELSON C. HUNTER
				      --------------------------------
                                      Nelson C. Hunter
                                      Principal Financial and Accounting
             			        Officer