Form 10QSB
period 1997-09-30
K2 DESIGN INC
filed 1997-11-19
CIK 1009624

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(MARK ONE)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

      For the quarterly period ended September 30, 1997
                                            OR

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

                        Yes   X                       No

                           Applicable only to Corporate Issuers:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                         OUTSTANDING AT SEPTEMBER 30, 1997
Common stock, par value $.01        3,680,671
Common stock redeemable purchase warrants       1,000,000

      Transitional Small Business Disclosure Format  (check one):

      Yes___         No  X

                              K2 DESIGN, INC. AND SUBSIDIARY




                                           INDEX


									    Page

PART 1 - FINANCIAL INFORMATION

      Item 1. Financial Statements

            Consolidated balance sheet - September 30, 1997 (unaudited)........3

            Consolidated statements of operations - three and nine months ended September 30, 1997 (unaudited) and September 30, 1996
            (unaudited)........................................................4

            Consolidated statements of cash flows - nine months ended
            September 30, 1997 (unaudited) and September 30, 1996
            (unaudited)........................................................5

            Notes to consolidated financial statements.........................7

      Item 2.  Management's Discussion and Analysis of Results of Operations
and            Financial Condition.............................................8

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings...............................................13

      Item 2. Changes in Securities...........................................13

      Item 3. Defaults Upon Senior Securities.................................13

      Item 4. Submission of Matters to a Vote of Security Holders.............13

      Item 5. Other Information...............................................13

      Item 6. Exhibits and Reports on Form 8-K................................13
                Exhibit 27.1 Financial Data Schedule..........................14


SIGNATURES....................................................................13

                        K2 DESIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET




                                                             September 30,
       ASSETS                                                1997
                                                             (unaudited)
CURRENT ASSETS:
   Cash                                                     $1,746,917
   Accounts receivable                                       1,359,502
   Prepaid and other assets                                  1,105,112
							  ------------
        Total current assets                                $4,211,531

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                        $1,069,531

RESTRICTED CASH                                               $668,614

OTHER ASSETS                                                   $10,022
							  ------------
        Total assets                                        $5,959,698
							  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital lease obligations                $65,432
   Current portion of long-term debt                           100,000
   Accounts payable                                            252,530
   Accrued professional fees                                    23,314
   Accrued compensation                                        230,107
   Accrued taxes                                                14,732
   Other accrued expenses                                      460,741
   Deferred revenue                                            324,900
   Customer advances                                               554
							  ------------
        Total current liabilities                           $1,472,310
						          ------------
LONG TERM DEBT AND CAPITAL LEASE OBLIGATION                   $424,626
						          ------------
STOCKHOLDERS' EQUITY
   Common stock                                                $36,807
   Additional paid-in capital                                6,317,555
   Retained earnings (deficit)                             (2,291,600)
						         -------------
        Total stockholders' equity                          $4,062,762
						         -------------
   Total liabilities and stockholders' equity               $5,959,698
						         =============

                        K2 DESIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS







                                                           Three Months Ended                             Nine Months Ended
                                                               SEPTEMBER 30,                                  SEPTEMBER 30,

                                                     1997                    1996                   1997               1996
                                                                                     (unaudited)
REVENUES                                           $1,794,498              $825,348               $4,622,798        $1,835,833

DIRECT SALARIES AND COSTS                           1,331,665               785,245                3,379,881	     1,891,419
SELLING, GENERAL AND  ADMINISTRATIVE
EXPENSES                                              984,926               220,948                2,511,320	       607,532

DEPRECIATION                                           88,881                23,626                  207,689		49,960
						   ----------            ----------              -----------        ----------
  Income (loss) from operations                     (610,974)             (204,471)              (1,476,092)         (710,078)
						   ----------            ----------              -----------        ----------
INTEREST INCOME                                        38,618                41,026                  120,426		41,036
INTEREST EXPENSE                                     (13,615)               (5,480)                 (26,547)	      (13,252)
PROVISION FOR INCOME TAXES                            (9,014)              (13,356)                 (13,970)	      (15,553)
						   ----------            ----------             ------------        ----------
    Net income (loss)                              $(594,985)            $(182,281)             $(1,396,183)        $(697,847)
						   ==========		 ==========             ============        ==========
NET LOSS PER COMMON SHARE                             $(0.16)               $(0.06)                  $(0.38)           $(0.27)
						   ==========		 ==========             ============        ==========
WEIGHTED AVERAGE NUMBER OF                          3,680,671             3,326,945                3,657,433	     2,573,715
  COMMON SHARES OUTSTANDING
						   ==========		 ==========		============        ==========

                        K2 DESIGN, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              	       Nine Months Ended
                                                                                         September 30,
                                                                                1997                                  1996
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(1,396,183)                          $(693,139]
  Adjustments to reconcile net loss to net cash
  used in operating activities-
     Depreciation                                                                       207,689                              42,252
     Changes in-
       Accounts receivable                                                              708,213                           (378,508)
       Prepaid and other assets                                                       (793,631)                           (145,170)
       Restricted cash                                                                (638,614)                            (30,000)
       Other assets                                                                         600                               2,375
       Accounts payable                                                               (492,033)                             139,029
       Accrued professional fees                                                       (11,686)                                 111
       Accrued compensation                                                             105,314                              41,583
       Accrued taxes                                                                   (82,533)                              43,830
       Other accrued expenses                                                           285,957                              44,538
       Deferred Revenues                                                                324,900                                   0
       Customer advances                                                              (165,615)                               6,443
										 --------------                          ----------
          Net cash (used in) operating activities                                   (1,947,622)	                          (926,656)
										 --------------				 ----------
CASH FLOWS FROM INVESTING ACTIVITIES --
  Purchase of equipment                                                               (629,203)                           (397,005)
										 --------------                          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                               36,725                           6,352,618
  Principal payments on capital lease obligations                                      (47,080)                            (23,772)
  Proceeds from notes payable                                                           466,667                                   0
										 --------------                          ----------
             Net cash provided by financing activities                                  456,312                           6,328,846
										 --------------				 ----------
	     Net increase (decrease) in cash                                        (2,120,513)                           5,005,185
										 --------------                          ----------
CASH, beginning of period                                                             3,867,430                              17,756
										 --------------                          ----------
CASH, end of period                                                                  $1,746,917                          $5,022,941

                                                                         ==============                          ==========

                        K2 DESIGN, INC. AND SUBSIDIARY


                                                                                      Nine Months Ended
                                                                                      September 30,
                                                                                1997                                  1996
                                                                                           (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for-
  Interest                                                                $26,547                               $13,252
  State income taxes                                                       13,970                                15,553
									  =======                               =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  Assets acquired under capital lease obligations                         $39,212                               $56,261

                        K2 DESIGN, INC. AND SUBSIDIARY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

                                  (UNAUDITED)


       (1)   BASIS OF PRESENTATION:

                    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month and nine month periods ended September 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Form 10-QSB and Regulation SB. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

                    The results of operations for the three month and nine
             month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1996, which are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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


       (2)   NET LOSS PER COMMON SHARE:

                    Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which becomes effective for the period ending after December 15, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously, reported EPS amounts must be restated under the new standard when it becomes effective. As a result of the loss for the period presented, the adoption of this Standard will not have a material impact on earnings per share.

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


   Overview

   K2 Design, Inc. (the "Company") was founded in 1993 as a general partnership and initially operated as a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and in August 1994 for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation. After the Company's initial public offering ("IPO") on July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications firm, largely in anticipation of demands from its customers for additional complementary services. Complementary services the Company now provides include, among others, development of CD-ROM discs, on-line and traditional media placement in connection with Web sites, consulting services regarding Web site usage and user characteristics, development and maintenance of Company-owned Web site advertising networks, live Internet broadcasts and the development of brand strategies, intranet design and print collateral systems.

   As a result of the expansion of the Company's services beyond Web site design and creation, the Company incurred significant expenses in 1996 and in the three and nine months ended September 30, 1997, in anticipation of future revenues. Since the Company has engaged in Web site design and creation only for approximately two years, and has been providing various other services for less than one year, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Management therefore believes that period-to-period comparisons of the Company's results of operations are not necessarily indicative of future results.

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

   The Company presently intends to reduce its current expense levels. The Company's failure to reduce expense levels in an efficient manner would have a material adverse effect on the Company's business, operating results and financial condition.

   The changes in the various line-items discussed below result from the increase in the Company's expenses since it consummated a series of securities offerings in 1996 and began to apply the proceeds to expand services in anticipation of future revenues.

                                   K2 DESIGN, INC. AND SUBSIDIARY






                                                            			PERCENTAGE OF REVENUES
                                                              Three Months Ended                          Nine Months Ended
                                                              September 30,                               September 30,
                                                      1997                    1996                 1997                   1996
                                                        (unaudited)          (unaudited)           (unaudited)           (unaudited)

Revenues                                                 100.00%               100.00%               100.00%                100.00%
							-----------          ---------              ----------           -----------
Operating Expenses
  Direct Salaries and Costs                                74.2%                 95.1%                 73.1%                 103.0%
  Selling, General and
    Administrative Expenses                                54.8%                 26.8%                 54.3%                  33.0%
  Depreciation                                              5.0%                  2.9%                  4.5%                   2.7%
							----------	     ----------             ----------           -----------
     Total Operating Expenses                             134.0%                124.8%                131.9%                 138.7%
							----------           ----------             ----------           -----------
Operating Income (loss)                                  (34.0)%               (24.8)%               (31.9)%                (38.7)%
							----------           ----------             ----------           -----------
OTHER INCOME (EXPENSE)                                      1.4%                  4.3%                  2.0%                   1.5%
INCOME (LOSS) BEFORE TAXES                               (32.6)%               (20.5)%               (29.9)%                (37.2)%
INCOME TAXES                                              (0.5)%                (1.6)%                (0.3)%                 (0.8)%
							----------	     ----------	            ----------	         -----------
    Net income (Loss)                                    (33.1)%               (22.1)%               (30.2)%                (38.0)%
							==========	     ==========	            ==========		 ===========

       Revenues



   Revenues for the three months ended September 30, 1997 and 1996 were $1,794,498 and $825,348, respectively, or an increase of 117%. Revenues for the nine months ended September 30, 1997 and 1996 were $4,622,798 and $1,835,833, respectively, or an increase of 152%. The increase in revenues in the three months and nine months ended September 30, 1997 as compared to the three months and nine months ended September 30, 1996 resulted primarily because (i) the Company's executive management continues to devote substantially more time to sales and marketing after the Company's initial public offering on July 26, 1996, and (ii) the Company increased its production capacity and sales and account executive initiatives during the three months and nine months ended September 30, 1997.



   In the three months ended September 30, 1997, approximately 66% of revenues were attributable to Web site design and creation services, 15% to media placement and the remainder to the operation of Company-owned web site advertising networks and traditional graphic design services. In the nine months ended September 30, 1997, approximately 62% of revenues were attributable to Web site design and creation services, 17% to media placement, and the remainder to development of a CDROM disc, operation of Company owned advertising networks, consulting services and traditional graphic design services. In the three and nine months ended September 30, 1996, approximately 72% and 81% of the Company's revenues, respectively, were attributable to Web site design and creation services, and the remainder was attributable to Web site hosting traditional graphic design, and media placement services. Since the Company's transition from a Web site design firm into a full service interactive advertising agency is ongoing, the Company is unable to predict the relative percentage of its revenues that will be generated from each of its various services.



   During the three months ended September 30, 1997, Cox Interactive Media,
       Inc., Bell Communications Research Inc. and American Express Company, Inc. accounted for approximately 23%, 19% and 14% of the Company's revenues, respectively. During the three months ended September 30, 1996, America Online Incorporated ("AOL"), Toys "R" Us Corporation and The Chase Manhattan Bank accounted for approximately 23%, 26% and 10% of the Company's revenues, respectively. During the nine months ended September 30, 1997, WavePhore, Inc., Toys "R" Us Corporation and Bell Communications Research Inc. accounted for approximately 21%, 10% and 10% , respectively. During the nine months ended September 30, 1996, International Business Machines, Inc., America Online Incorporated (AOL) and Toys `R Us Corporation accounted for approximately 21%, 18%, and 12% of the Company's revenues, respectively.





   Direct Salaries and Costs



   Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. Direct salaries and costs for the three months ended September 30, 1997 were $1,331,665, as compared with $785,245 for the three months ended September 30, 1996. In absolute dollars this increase was $543,420, reflecting an increase of 70% due to increased cost of sales and labor costs. As a percentage of revenues, direct salaries and costs have decreased to 74.2% from 95.1% in the three months ended September 30, 1997 as compared to the same period in 1996. The decrease resulted principally from a shift in the responsibilities of certain personnel to general and administrative functions commencing in late 1996.



   The Company's direct salaries and costs for the three months ended September
       30, 1997 consisted primarily of approximately $492,000 paid as direct salaries and $353,000 paid for media costs, and secondarily of approximately $124,000 paid to freelance artists and other independent contractors (approximately $40,000 of which was paid to vendors of complex computer programming services required for special features on Web sites). In the three months ended September 30, 1996, direct salaries and costs consisted primarily of approximately $382,000 paid as direct salaries, and secondarily of approximately $137,000 paid to freelance artists and other independent contractors (approximately $44,000 of which was paid to vendors of complex computer programming services required for special features on Web sites).



   The Company's direct salaries and costs for the nine months ended September
       30, 1997 and 1996 were $3,379,881 (73.1% of revenues) and $1,891,419
       (103.0% of revenues), respectively. In absolute dollars, direct salaries and costs increased by $1,488,462, or 78.7%, reflecting increases in cost of sales and labor costs. In the 1997 period, direct salaries and costs consisted primarily of approximately $1,358,000 paid as direct salaries, $809,000 paid for media costs and approximately $449,000 paid to freelance artists and other independent contractors (approximately $135,000 of which was paid to vendors of complex computer programming services required for special features on Web sites). In the 1996 period, direct salaries and costs consisted primarily of approximately $897,000 paid as direct salaries, and secondarily of approximately $550,000 paid to freelance artists and other independent contractors (approximately $348,000 of which was paid to vendors of complex computer programming services required for special features on Web Sites). The Company has hired programmers in anticipation of future projects in an effort to reduce reliance on outside vendors of complex computer programming. Since the preceding sentence is forward looking, there can be no assurance that the Company will successfully achieve a net savings by bringing in-house more of the complex programming required in its business. Among other things, the Company may not be able to attract and retain personnel capable of performing these services at a rate less than that provided by outside vendors and even if such persons can be retained, their efforts may not entirely eliminate reliance on outside vendors, especially if the Company's complex programming needs continue to increase rapidly.





       Selling, General and Administrative Expenses



   Selling, general and administrative expenses for the three months ended
       September 30, 1997 and 1996 were approximately $984,926 (54.8% of revenues) and $220,948 (26.8% of revenues), respectively, and primarily consisted of wages, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. Selling, general and administrative expenses for the nine months ended September 30, 1997 and 1996 were approximately $2,511,320 (54.3% of revenues) and $607,532 (33.0% of revenues), respectively, and primarily consisted of wages, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. The increases of selling, general and administrative expenses as a percentage of revenues and in absolute dollars resulted principally from a shift in the responsibilities of certain personnel to general and administrative functions commencing in late 1996. These increases in the Company's selling, general and administrative expenses are also the result of the opening of additional offices and the increase in expenses related thereto. In particular, the Company has opened an office at 30 Broad Street, New York, New York into which it has consolidated its 50 Broad Street office. The lease for 30 Broad Street has an initial term of 6 years and provides for fixed rent of approximately $225,000 per annum for the first three years of the lease and $245,000 per annum thereafter. Under the lease, the Company is also responsible for utilities and real estate taxes. The Company is seeking a sub-tenant to sublet the 50 Broad Street location for the duration of that lease, which terminates on January 31, 2002 and to sublet its Maryland office (which the Company has closed) for the duration of that lease, which terminates on October 31, 1999. The failure of the Company to sublet the 50 Broad Street location or the Maryland location could also have a material adverse effect on the Company.





       Depreciation



   Depreciation expense was $88,881 and $23,626 in the three months ended
       September 30, 1997 and 1996, respectively, and related to depreciation of equipment and leasehold improvements. Depreciation expense was $207,689 and $49,960 in the nine months ended September 30, 1997 and 1996, respectively. The Company's depreciation expenses in 1997 have increased significantly as a result of the acquisition of additional equipment and the relocation of its offices.



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











   LIQUIDITY AND CAPITAL RESOURCES



   The Company is dependent on its cash of approximately $1.7 million  (at
       September 30, 1997), together with cash generated by operations, if any, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for any expansion of its business. The Company may require future substantial alternative financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable. Accordingly, the Company may not have the funds to relieve any liquidity problems or to finance any expansion of its business.



   Net cash (used) in the Company's operating activities was $(1,947,622) in the nine months ended September 30, 1997 and related primarily to an increase in restricted cash, a decrease in accounts payable offset by an increase in accounts receivable, and to the loss incurred during the quarter. The increase in restricted cash relates to the cash, cash equivalent and letter of credit security provided to the landlords of two of the Company's offices.



   In the nine months ended September 30, 1997 the Company made capital expenditures of approximately $629,000 (of which approximately $119,000 were incurred in the quarter ended September 30, 1997), consisting of furniture, fixtures, equipment and leasehold improvements acquired and made principally in connection with the Company's opening of its new location 30 Broad Street. In May 1997, the Company also borrowed $500,000 from a bank in order to finance furniture and leasehold improvements to its new office at 30 Broad Street. The loan has a two-year term, bears interest at a rate of 8.4% per year, is payable in 23 equal monthly installments of $8,333 and a final payment of $308,333. This loan is secured by all of the Company's assets on deposit with the bank, which includes substantially all of the Company's cash and its operating accounts.



   In addition, the Company financed the purchase of certain equipment through capital leases. The principal balance of such leases was $123,392 at September 30, 1997 and is payable in varying installments through the year 2000.

                                   K2 DESIGN, INC. AND SUBSIDIARY





       PART II - OTHER INFORMATION



       Items 1., 2., 3., 4. & 5.	Not applicable





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





                                               K2 DESIGN, INC.





       Date: November 19, 1997                 /S/ DAVID J. CENTNER
					       --------------------------
                                               David J. Centner
                                               Chairman Of The Board, and
                                               Principal Executive Officer







                                               /S/ MATTHEW G. DE GANON
					       --------------------------
                                               Matthew G. de Ganon
                                               Principal Financial Officer