Form 10KSB
period 1997-12-31
K2 DESIGN INC
filed 1998-04-01
CIK 1009624

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB


  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                      OR
 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  ______________ to ______________

        Commission File Number: 1-11873

                               K2 DESIGN, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Delaware                                                 13-3886065
           --------------------------------                               ----------------------
             (State or other jurisdiction of                                   (I.R.S. Employer
              incorporation or organization)                                Identification Number)

         30 Broad Street, 16th Fl., New York, NY                                     10004
         ---------------------------------------                           ------------------------
                  (Address of principal                                           (Zip Code)
                    executive offices)

Issuer's telephone number: (212) 301-8800
--------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:       None
                                                             ------------------

Securities registered pursuant to Section 12 (g) of the Act:


                                                   Common Stock
                                    -----------------------------------------
                                                 (Title of Class)

                                    Redeemable Common Stock Purchase Warrants
                                    -----------------------------------------
                                                 (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X   No
              ---     ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained is this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. Yes      No   X
                                          ---      ---

         State issuer's revenues for its most recent fiscal year:  $8,397,680.

         As of March 16, 1997, there were outstanding 3,585,671 shares of Common Stock (the "Common Stock") and 1,000,000 Redeemable Common Stock Purchase Warrants (the "Warrants"). Based on the prices of the Common Stock on that date, $1.625 per share, the approximate aggregate market value of Common Stock held by non-affiliates was $3,051,248.


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


                 Transitional Small Business Disclosure Format (check one):
  Yes   No   X
  ___       ---


             [The remainder of this page is intentionally blank.]

The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 14.


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         K2 Design, Inc. (the "Company" or "K2") primarily provides interactive marketing and communications services to commercial organizations over the Internet and World Wide Web (the "Web"). Commencing after the Company's initial public offering ("IPO") on July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications company, largely in response to and in anticipation of demands from its customers for services complementary to the Company's core Web site design services. Complementary services the Company now provides include, among others, development of CD-ROM discs, media placement on Web sites, development and maintenance of the Company-owned CLIQNOW!(TM) Web site advertising networks, live Internet broadcasts and the development of brand strategies and print collateral systems. In 1997 and 1996, approximately 90% of the Company's revenues were derived from interactive advertising services. Since its inception, the Company, alone and with others, has designed and created more than 75 Web sites, including for the corporate customers of MCI Telecommunications Corporation ("MCI"), a subsidiary of MCI Communications Corporation, and for Waterhouse Securities Corporation, Bell Communications Research, Inc. and Wavephore, Inc. See "Marketing--Channel Sources".

         The Company's core Web site expertise positioned it to effectively transition into a full service integrated, interactive marketing and communication company. The Company's services are used by its customers to create a new medium for advertisement, promotion and technical support of such customer's products and services. Web sites can provide commercial organizations benefits in addition to those available through conventional media, including the ability to engage and entertain consumers, provide in-depth information, reduce selling and operating costs, expand distribution channels, promote major sporting and entertainment events and monitor popularity of content and make timely changes in response to real-time feedback. Web sites also offer businesses the ability to obtain certain information about visitors to their sites.

         The Company was founded in 1993 and initially operated a traditional graphic design business. In August 1994 the Company shifted its principal business to Web site design and creation but did not begin to generate significant revenues therefrom until 1995. The Company's principal offices are located at 30 Broad Street, New York, New York 10004 and its telephone number is (212) 301-8800. The Company's Web site is located at http://www.k2design.com.

K2 SERVICES

         The Company provides its customers with an integrated variety of interactive media services as described by the Company's marketing slogan, "We Build, We Market, We Measure Success." K2's core creative development team provides a combination of marketing, communications, advertising, production, programming and design services. K2 strives to provide comprehensive integrated interactive marketing services by combining the creativity of its design staff, the technological expertise of its programmers and the media experience of its on-line marketing teams.

         To be effective, it is essential that an interactive project, whether a Web site or a CD-ROM, be more than merely attractive and that both the product and the information therein are easily accessible and well organized. As a provider of these services, the Company must combine creative and technical expertise to meet its customers' needs. The Company's services add value to a customer's project at every stage, from concept development through completion. The Company's assignments vary significantly in their size and complexity. The scope of services provided to the Company's customers has ranged from limited consulting services to complete creative and technical design and construction of multi-level Web sites, including the capture of live video feeds and audio feeds from remote locations. The Company also offers numerous integrated services in addition to those discussed above, including traditional graphic design services, strategic marketing services, traditional media placement, Web site and product logo design, brochures, point-of-sale displays and other collateral marketing materials and print advertisement design and layout.

         The Company also offers media placement services intended to generate qualified leads and sales for an on-line advertiser, as well as to increase traffic on Web sites. These services are principally comprised of the identification, negotiation for and purchase of, banners and other advertisements to be placed on other heavily trafficked Web sites and the purchase of key words from search engines. Due to the limited yet increasing information and experience regarding Web advertising and a general unfamiliarity with the concept of interactive advertising, advertisers require assistance with the design and placement of advertisements on the Internet. The Company believes that if businesses increasingly embrace the Web as an advertising vehicle, their participation will stimulate the creation and expansion of the information and resources available on the Web, which in turn, is expected to stimulate an increase in the use of the Web by businesses.* The Company believes that advertisers will seek to advertise on Web sites that offer a high volume of traffic and feature flexible advertisement programs capable of reaching targeted audiences.*


         The Company currently provides three different interactive services:
Creative development, media buying and media selling across the CLIQNOW!(TM) Web site advertising networks maintained by the Company.

         Creative Development

         Comprised of personnel experienced in advertising, programming and entertainment, the Company's core creative development team provides integrated new media services and solutions. When first working with new customers, the Company will follow a three-step creative and development
--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance.

         process: strategic branding and concept development, production and testing. During the conceptual phase the Company will conduct a needs assessment analysis with the customer in order to determine the customer's objectives and functional specifications of the product, media plan and other requirements. The creative approach is then developed incorporating the marketing strategy, design, copy and programming requirements of the customer. During the implementation phase, all artwork and copy are developed and digitized. The content is then produced utilizing various development tools and programming languages. Product testing on all anticipated computer configurations takes place at various stages of the implementation process. Testing may continue after the launch of the product or project, through the Company's reporting and tracking consulting team. Testing services will be used to determine the project's effectiveness and whether further development is needed.

         Media Buying for Web sites

         K2 NetMedia(TM) offers customers full service traditional and new media planning services aimed at maximizing the effectiveness of a Web presence. This service primarily plans and executes advertising campaigns, as well as promotions, advertisements and marketing initiatives. NetMedia(TM)integrates the core development team's production, award winning creative, and strategic marketing experience to provide customers with a diversified communications plan. NetMedia's(TM) staff is experienced in all media: television, radio, cable, print, outdoor and direct. However, NetMedia(TM) has principally engaged in media purchasing on the Web and in print. The Web site address for K2 NetMedia(TM) is http://www.k2design.com/net.html.


         Media Selling from Web site Advertising Networks

      To maximize advertisers' return on investment and expand distribution, CLIQNOW!(TM) develops branded content networks that bundle together several theme-related Web sites. By bundling theme-related sites, these networks deliver increased "ad-views" to advertisers as compared to the individual sites on a stand-alone basis. To date, nine networks have been developed: CLIQGolf!(TM), CLIQFinancial!(TM), CLIQKids!(TM), CLIQTech!(TM), CLIQHome!(TM), CLIQSports!(TM), CLIQTravel!(TM), The Women's Forum and CLIQCollege!(TM). The Company maintains a distinctive product identity and a separate physical location for the CLIQ networks in order to preserve the independence of this media selling business from the media buying business conducted by K2 NetMedia(TM) The Web site addresses for CLIQNow!(TM) and CLIQGolf!(TM) are http://www.cliqnow.com and http://www.cliqgolf.com.


      K2 STRENGTHS

Creative Expertise

         The Company believes that, in addition to the creative elements required in traditional graphic design, superior interactive advertising assignments require that the end product be easy-to-use with intuitive interfaces, seamlessly integrated technologies and an engaging look and feel. Management believes that the Company's creative staff is fully capable across the spectrum of expertise required to meet customers' creative needs. In order to maintain high levels of creativity and quality, the Company intends to recruit the best talent available.* However, competition for creative personnel is especially intense and there can be no assurance that the Company will attract or retain adequate creative talent to accomplish these goals.

Technological Expertise

         The Company believes the creative application of leading technologies is also crucial to the success of its business. The Company's technical programming personnel are skilled in various computer operating systems, tools and languages, including C/C++, Macromedia products, Basic, FORTRAN, UNIX, Perl, Java, VRML, Real Audio and Video, Windows NT, Netscape server platforms and SUN and UNIX operating systems, among others. These programmers are responsible for providing complex computer programming for special features on CD-ROM products and Web sites as well as periodically assessing new technologies in order to identify and deploy, directly and through independent contractors, those that are most promising for enhancing the Company's business and that of its customers.


Focus on Customers' Business Objectives

         The Company has made understanding its customers' business challenges the primary focus which guides its customer services. The Company often works with its customers' management to determine how best to integrate Web sites with the customers' business goals.


K2 STRATEGY

Capitalize on Accomplishments and Market Opportunities

         The Company believes that the proliferation of the Internet will continue to provide substantial opportunities to the Company and that its successfully completed projects will continue to enhance its marketing efforts.* The Company's management does not, however, believe that the Company's primary business will always be limited to the Internet.* The Company produces digital content which may be carried over a variety of emerging technologies such as Vertical Blanking Interval, digital satellite and interactive television.* Although there is no assurance that any of these technologies will achieve acceptance in the marketplace, the Company believes its services could be utilized over these channels as well.

Leverage Development Efforts

         In the course of developing customized Web sites for certain customers, the Company may gain technical know-how that can be applied in other efforts. The Company believes that its experience has the potential to reduce future development costs.*

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance.

Deploy Leading Technologies

         One of the Company's objectives is to apply both proven and emerging technologies as they become available in order to maximize the effectiveness of its Web site services. The Company has formed informal non-exclusive relationships with key technology providers in an effort to gain access to, and influence the features of, the Company's utilization of their technologies.


Channel Marketing

         The Company will continue to focus on developing strategic relationships with Channel Sources (defined below) that seek to augment their businesses by making available the Company's services to their own customer base. See "--Marketing; Channel Sources."

MARKETING

General

The Company markets its services directly and seeks to form strategic marketing relationships with third parties. At December 31, 1997, the Company had two employees dedicated to sales and marketing. Additionally, each of the Company's executive officers spend a portion of their time marketing the Company's services. The Company also seeks to attract new customers through other methods, including referrals from existing customers. The Company seeks to cross-sell its various services to its customers and prospective customers through sales presentations that encourage customers to utilize all of the Company's services.

Channel Sources

         The Company's marketing efforts to date have focused in part on developing strategic relationships with other companies, such as advertising agencies, hardware and software companies and Internet service providers ("Channel Sources") that seek to augment their businesses by making available interactive advertising and Web site design and creation services provided by the Company and other third parties. The Company therefore targets advertising agencies that do not offer Web site related services, providers of other Internet services (e.g., access, connectivity and Web site hosting) and other businesses whose customers are likely to require the services that the Company provides.

CUSTOMERS

         The Company's four largest sources of revenues during 1997 were Cox Interactive Media, Inc. (http://www.cimedia.com/), Wavephore, Inc. (http://www.wavephore.com), Bell Communications Research Inc., (http://www.bellcore.com/), and Planet Direct, Inc. (http://www.planetdirect.com), which accounted for approximately 15.3%, 11.8%, 6.0% and 6.0%, respectively, of the Company's revenues during that year (or an aggregate of approximately 39%). The Company has continued to provide services to these customers in the first quarter of 1998. In 1996, the Company's four largest sources of revenues were America Online Incorporated, Toys 'R' Us Corporation, Chase Manhattan Bank and International Business Machines Corp., which accounted for approximately 20%, 15%, 14% and 12%, respectively, of the Company's revenues during that year (or an aggregate of approximately 61%).

         As of December 31, 1997, the Company has completed more than 75 Web site design and creation projects, generating gross revenue per project ranging from $1,500 to more than $700,000, in addition to consulting engagements and interactive projects other than on the Web. The Company provides extensive and varied services, including traditional and interactive strategic product branding and advertising services and Web site development.

         Because the Company's projects are generally completed in a relatively short period of time, the Company has not experienced significant backlog.

TRADEMARKS

         The Company applied to the U.S. Patent and Trademark Office for several trademarks, which are all in examination but have not yet been published for opposition. There can be no assurance that any of these trademarks will be granted. Trademarks for which the Company has applied include K2(TM) and K2 Design(TM).

GOVERNMENT REGULATION

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to Web site service companies and marketing and communications firms. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. Although the Company maintains $1 million of errors and omissions insurance and $1 million of general liability insurance, any imposition of liability in excess of such policies limits or if not covered by such policies could have a material adverse effect on the Company.

COMPETITION

         The markets for the Company's services are highly competitive and are characterized by pressures to incorporate new technologies accelerate completion schedules and reduce prices. The Company expects competition for its services to intensify in the future, partly because there are no substantial barriers to entry into the Company's business. The Company faces competition from a number of sources, including potential customers that perform interactive marketing and communications services and Web site development services in-house. These sources also include other Web site service boutique firms, communications, telephone and telecommunications companies, computer hardware and software companies, established online services companies, advertising agencies, Internet-services and access providers as well as specialized and integrated marketing communication companies such as CKS Group, Inc., all of which are entering the Web site design and creation market in varying degrees and are competing with the Company. Many of the

Company's competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, management, technological, development, sales, marketing and other resources than the Company. The Company's ability to retain relationships with Channel Sources and its existing customers and generate new customers and relationships with Channel Sources depends to a significant degree on the quality of its services and its reputation, as compared with the quality of services provided by and the reputations of, the Company's competitors. The Company also competes on the basis of creative reputation, price, reliability of services and responsiveness. There can be no assurance that the Company will be able to compete and its inability to do so would have a material adverse impact on the Company's business, financial condition and operating results.

EMPLOYEES

         At December 31, 1997, the Company had 55 employees, of which 54 are full-time employees. Full-time employees include 2 salespeople, 17 account managers and producers, 12 media sales personnel and 13 creative and production personnel, in addition to executive management and support staff.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's chief executive offices occupy approximately 13,000 square feet of an office building in New York City at an annual rent ranging, over the term of the lease, from approximately $226,100 to $246,600 payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. The lease has a six-year term and expires April 18, 2003.

         The Company leases additional office space in New York City consisting of 1,976 square feet of office space located at 50 Broad Street, New York, New York at an annual rent ranging, over the term of the lease, from $34,580 to $38,532, payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. The lease has a term expiring on January 31, 2002. The Company has sublet the space to a third party for an annual rent ranging from $27,900 to $35,100 for the remainder of the lease term.


         The Company also leases office space in Baltimore, Maryland consisting of 1,897 square feet, at an annual rent of $30,127, payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. The lease has a term of three years and expires November 30, 1999, excluding the Company's option to extend for an additional three years. In December 1997, the Company sublet this space to a third party for the one year period ending December 31, 1998 for $24,661.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings as of the date hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
         HOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap(TM) Market ("NASDAQ") under the symbol "KTWO". The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ from July 26, 1996, the effective date of the Company's registration statement in connection with its initial public offering, through December 31, 1997. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


Fiscal Quarter Ended                                                High                             Low
---------------------------------------------------------- -----------------------        -------------------------
September 1996 (commenced July 26, 1996)..................          7 3/4                           6 1/2
December 31, 1996 ........................................          6 1/2                           5 3/4
March 31, 1997............................................          7 1/8                           5 5/16
June 30, 1997.............................................          6 1/4                           3
September 30, 1997........................................          5 1/4                           3 1/8
December 31, 1997.........................................         4 23/32                          1 9/16


         The approximate number of record holders of the Common Stock at December 31, 1997 was 39, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 14.

OVERVIEW

         The Company was founded in 1993 as a general partnership and initially operated a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and in August 1994 for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation. After the Company's initial public offering ("IPO") on

July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications company, largely in anticipation of demands from its customers for additional complementary services. The Company now provides such services as development of online brand, communications and technical strategies, development of CD-ROM discs, media placement on Web sites, consulting services regarding Web site usage and user characteristics, development and maintenance of Company-owned Web site advertising networks, live Internet broadcasts and the development of brand strategies and print collateral systems.


         As a result of the expansion of the Company's services beyond Web site design and creation, the Company incurred significant expenses in 1996 in anticipation of future revenues. Since the Company has engaged in Web site design and creation only for approximately two years, and has been providing a full range of interactive advertising services for less than one year, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Management therefore believes that period-to-period comparisons of the Company's results of operations are not indicative of future results.

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

RESULTS OF OPERATIONS

General

         Revenues are recognized on a percentage of completion basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. A portion of the Company's revenues has been generated on a fixed fee or cap fee basis. The Company also provides ongoing services to certain customers, including one customer for which the Company is agency-of-record.

         Prior to November 1997, the Company increased its expense levels to accommodate anticipated growth in its business. These expenses are related to, among other things, a substantial increase in the number of employees, the relocation of the Company's principal office, the opening of two additional offices, and investing in equipment. Since November 1997, the Company changed its policy and began to reduce expenses in an effort to bring them in line with revenue levels. Accordingly, the Company has implemented several cost cutting measures, including reduction in personnel, consolidation of offices and sublease of excess space. In addition, the Company's executive officers voluntarily agreed to reduce their salaries on a temporary basis aggregating $73,500 in savings per year. Nevertheless, the Company's failure to expand its business in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's future revenues will be sufficient to support its existing and anticipated expense levels or that the Company will be able to maintain these reduced expense levels.

         The changes in the various line-items discussed below result from the increase in the Company's expenses since it consummated a series of securities offerings in 1996 and began to apply the proceeds to expand services in anticipation of future revenues.



                                                                                     Percentage of Revenues
                                                                                      Year Ended December 31,
                                                                          -----------------------------------------------
                                                                                 1997                        1996
                                                                          -------------------         -------------------
Revenues                                                                           100.0%                      100.0%
Operating Expenses
         Direct Salaries and Costs                                                  73.0                        79.7
         Selling, General and Administrative Expenses                               43.4                        42.2
         Depreciation                                                                4.1                         2.2
                                                                                   -----                       -----
                  Total Operating Expenses                                         120.5                       124.1
                                                                                   -----                       -----
Operating Loss                                                                     (20.5)                      (24.1)
Other Income                                                                         0.4                         2.1
                                                                                   -----                       -----
Loss  before taxes                                                                 (20.1)                      (22.0)
         Income taxes                                                                0.2                        -
                                                                                   -----                       ------
         Net Loss                                                                  (20.3)%                     (22.0)%
                                                                                   ======                      ======


Revenues

         Revenues for the years ended December 31, 1997 and 1996 were $8,397,680 and $4,077,792, respectively, or an increase of 105.9% in 1997 as compared to 1996. The increase in revenues is due principally to the increase in volume, which management believes is a result of increased market acceptance of the Internet during 1997. In fiscal 1997, approximately 90% of revenues were generated from interactive advertising services and traditional graphic services, and approximately 10% from CLIQNOW!(TM) services. In fiscal 1996, approximately 90% of revenues were generated from interactive advertising services, and 10% from one CD-ROM project.

Direct Salaries and Costs

         Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs decreased in fiscal 1997 as compared to fiscal 1996 from 79.7% to 73.0%. In absolute dollars, the Company's direct salaries and costs for fiscal 1997 increased to $6,125,373 from $3,249,717 in fiscal 1996, reflecting the Company's rapid expansion during those periods. In fiscal 1997, direct salaries and costs consisted primarily of approximately

$2,609,000 of media costs, $2,088,000 of direct salary costs and approximately $574,000 paid to freelance artists and other independent contractors, and $351,000 of bad debt expenses. The remainder consisted of reimbursable and non-reimbursable project expenses and supplies. In 1996, direct salaries and costs consisted primarily of approximately $1,200,000 of direct salary costs and $1,200,000 paid to freelance artists and other independent contractors (half of which was incurred in the fourth quarter principally in respect of two projects), and the remainder consisted of media placement costs and supplies and printing.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for fiscal 1997 increased to $3,644,728 (43.4% of revenues) from $1,720,503 in 1996 (42.2% of revenues), and in each period consisted of salaries, professional fees, occupancy costs, marketing and advertising and travel and office expenses and supplies, among other things. The increase in absolute dollars reflects the continued application of the proceeds from the Company's private placements and initial public offering during fiscal 1997, consistent with the Company's expansion strategy in place prior to November 1997. The increase as a percentage of revenues in fiscal 1997 reflects the increase in expenses as the Company continued to expand the scope of its services in anticipation of future revenues and prior to implementing its cost reduction program in late 1997.

Depreciation

         Depreciation expense was $347,346 and $92,167 for fiscal 1997 and fiscal 1996, respectively, and related primarily to depreciation of equipment and leasehold improvements. The expense in fiscal 1997 was principally the result of depreciation of the Company's equipment and leasehold improvements in connection with the acquisition of computer equipment and the relocation of its offices, as well as the accelerated writeoff of the leasehold improvements at the 55 Broad Street office which the Company no longer leases as of December 31, 1997. The Company has received a complete release from any and all future liabilities in connection with the 55 Broad Street location from the landlord. The landlord has also returned the $30,000 restricted letter of credit previously held for security to the Company as of December 31, 1997.

Interest Income, Net

         The net proceeds from the Company's securities offerings earned interest income net of interest expense of $105,383 for the year ended December 31, 1997. The Company incurred interest income net of interest expense of $89,178 for the year ended December 31, 1996.


Other Expenses

         The Company incurred other expenses, of $68,296 consisting primarily of the Company's obligations on real property it no longer uses, net of rental income receive under various subleases.

Selected Quarterly Operating Results (Unaudited)

         The following table presents unaudited quarterly financial information for the period from January 1, 1996 to December 31, 1997. The information has been derived from the Company's unaudited Consolidated Financial Statements. The unaudited quarterly financial information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's audited Consolidated Financial Statements and the accompanying notes thereto appearing elsewhere in this Report. These results are not indicative of results for any future period.


                                                   September    December                              September     December
                         March 31,    June 30,        30,         31,      March 31,     June 30,        30,         31,
                           1996         1996         1996         1996        1997         1997         1997         1997
                           ----         ----         ----         ----        ----         ----         ----         ----
Revenues..............    $ 512,434     $498,050     $825,348  $2,241,960  $ 1,665,398   $1,162,902   $1,794,498   $3,774,882
                          ---------     --------     --------   ----------  -----------  ----------   ----------   ----------
Operating Expenses:
Direct salaries and costs   499,109      607,066      785,245   1,358,297    1,191,390      856,825    1,331,665    2,745,493
Selling, general and
administrative expenses     125,958      262,823      234,303   1,097,419      781,281      745,114      984,926    1,133,407
Depreciation..........        9,113       14,221       23,626      45,207       56,932       61,876       88,881      139,657
                           --------     --------    ---------   ---------    ---------     --------    ---------   ----------
Total operating expenses    634,180      884,110    1,043,174   2,500,923    2,029,603    1,663,815    2,405,472    4,018,557
                           --------     --------    ---------   ----------  -----------   ----------   ----------   ----------
Operating loss            $(121,746)   $(386,060)   $(217,826)  $(258,963)   $(364,205)  $ (500,913)   $(610,974)  $ (243,675)
                         ==========   ==========   ==========  ==========   ==========  ===========   ==========  ===========

-----------------
         Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which have affected the Company and some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major customer or the termination of a relationship with a Channel Source, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet. The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of lower cost full time employees versus higher cost independent contractors. Revenues and operating results are difficult to forecast because of these fluctuations. In November 1997, the Company began to reduce expenses in an effort to bring them in line with current and anticipated revenue levels. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which event may have a material adverse effect on the Company's operations for such period.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash increased by approximately $496,000, or 28%, from $1,746,917 at September 30, 1997 to $2,242,988 at December 31, 1997. This
increase in cash was principally due to the Company's focus on collecting its accounts receivables and actively managing its accounts payables.

         The Company is dependent on its current cash balance of approximately $2.2 million (at December 31, 1997), together with cash generated by operations, if any, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future substantial alternative financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable.* See "-- Factors Affecting Operating Results and Market Price of Stock --Cash Flow Deficit; Need for Additional Financing." Accounts payable increased by 56.6% to $1,910,379 at December 31, 1998 from $744,563 at December 31, 1996, due primarily to increased media placement revenues. Deferred revenues increased

186.7% to $642,605 at December 31, 1997 from $166,169 at December 31, 1996, due primarily to increased invoicing relating to work to be performed in subsequent periods.

         Cash used in the Company's operating activities of $(791,955) in the year ended December 31, 1997 related primarily to a substantial increase in accounts receivable, which was partially offset by an increase in accounts payable, and also related to the loss incurred during the year.

         In 1997, the Company spent approximately $711,000 on capital expenditures, consisting of computer equipment, as well as furniture, fixtures and leasehold improvements in connection with the Company's recent relocation of its principal offices to 30 Broad Street. The Company presently intends to make capital expenditures of between $150,000 and $200,000 in 1998, consisting of furniture, fixtures and equipment.

         In March 1996, the Company consummated a private placement in which it sold 200,000 shares of Common Stock for an aggregate of $250,000 ($1.25 per share) and in May 1996, the Company consummated a second private placement in which it sold an additional 400,002 shares of Common Stock for an aggregate of $700,000 ($1.75 per share). Only accredited investors purchased Common Stock in these private placements. With respect to the private placements, Donald & Co. Securities Inc. acted as Placement Agent and received $47,000 in commissions and $9,500 in non-accountable expenses. In 1996, the Company's primary source of liquidity was from these two private placements and its initial public offering, which yielded approximately $6,300,000 of net proceeds. In addition the Company financed the purchase of certain equipment through capital leases. The principal balance of such leases was $105,023 at December 31, 1997 and is payable in varying installments through the year 2000.

Factors Affecting Operating Results and Market Price of Stock

Cash Flow Deficit; Need for Additional Financing

         The Company's focus is on increasing the volume of all of its services. As a result, the Company has hired and will continue to hire additional personnel and has incurred and will continue to incur substantial expenses related to administration, production, technical resources, marketing, customer support and infrastructure in order to enhance and expand its operations. The Company had an operating cash flow deficit of $(1,925,081) in fiscal 1996 and of $(791,955) in fiscal 1997. Notwithstanding the aforementioned cost reduction program, the Company may require substantial additional financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable. Should such financing be unavailable or prohibitively expensive when the Company requires it, the Company would not be able to finance any
--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance.

expansion of its business and may not be able to satisfy its working capital needs, either of which would have a material adverse effect on the Company's business, operating results and financial condition.

Recent Operating Losses; Early Stage of Development

         The Company's revenues for the years ended December 31, 1996 and 1997 were $4,077,792 and $8,397,680, respectively, with net loss of $(895,417) in 1996 and a net loss of $(1,703,250) in 1997. There can be no assurance that the Company will be profitable in the future or that revenue growth, if any, can be sustained.

         The prospects of the Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and especially those in Internet and other computer related markets. There can be no assurance that the Company will be successful in addressing these risks.

Ability to Manage Growth

         Prior to November 1997, the Company experienced substantial growth in the number of the Company's employees, and since the beginning of 1996 there has been increased (i) responsibility for both existing and new management personnel, (ii) strain on the Company's existing management, administrative, operational, financial and technical resources and (iii) increased demands on its management information systems and controls. There can be no assurance that the Company will effectively develop and implement systems, procedures or controls adequate to support the Company's operations or that management will be able to achieve the rapid execution necessary to fully exploit all opportunities for the Company's services. To manage its business and any growth, the Company must continue to implement and improve its operational and financial systems and continue to expand, train and manage its employees. If the Company is unable to manage its business effectively, the Company's business, operating results and financial condition will be materially adversely affected.

Evolving Marketing Strategy

         The Company's marketing efforts have expanded as the range of services which the Company offers has increased. In addition to developing strategic relationships with other companies and Channel Sources that seek to augment their businesses by directly or indirectly offering to their customers Web site services provided by the Company and other third parties, the Company also directly markets its core creative services as well as the services of NetMedia(TM) and CLIQNOW!(TM).

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

One-Time Customers; Concentration of Revenues

         Since many of the Company's direct customers (and certain Channel Sources) have retained the Company on a single project basis, customers from whom the Company generated substantial revenue in one period have not necessarily been a substantial source of revenue in a subsequent period. During fiscal 1996, single customers accounted for the percentages revenues as follows:
20% (America Online Incorporated), 15% (Toys 'R' Us), 14% (Chase Manhattan Bank) and 12% (International Business Machines Corp.). During fiscal 1997, single customers accounted for the percentages of revenues as follows: 15% (Cox Interactive Media, Inc.) and 12% ( Wavephore, Inc.). Due to the Company's limited operating history and the emerging nature of the Internet, the Company generally cannot be sure whether its relationships with customers will continue to be on a one project per customer basis, although the Company continued to provide services in 1997 to the 1996 customers named above. To the extent the Company does not generate repeat or ongoing business from its customers, it will incur the higher sales and marketing expenses associated with attracting new customers as compared to those in attracting additional business from existing customers.

Risk of System Failures

         The Company's success largely depends on the uninterrupted operation of its computer and communications hardware systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company presently has very limited redundant systems. The Company does not have a formal disaster recovery plan and carries limited business interruption insurance to compensate for any losses that may occur. The Company's servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could materially and adversely affect the Company.

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

Risk of Changing Technology

         The services the Company offers, and the services and products the Company expects to offer in the future, are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product introductions. There can be no assurance that the Company can successfully identify new business opportunities and develop and bring new services or products to market in a timely and cost-effective manner, or that services, products or technologies developed by others will not render the Company's services or products noncompetitive or obsolete. In addition, there can be no assurance that services, products or enhancements introduced by the Company will achieve or sustain market acceptance or be able to effectively address compatibility, inoperability or other issues raised by technological changes or new industry standards. The Company's pursuit of technological advances may also require the Company to seek assistance from third parties.

Intellectual Property Rights; Risk of Infringement; Possible Litigation

         The Company believes that its success in its core business of interactive advertising is not dependent upon patents, copyrights or trademarks and the Company does not currently have any registered patents, copyrights or trademarks, although applications for various trademarks have been made. Consequently, the Company relies principally on a combination of common-law and statutory law to protect its proprietary information and know-how. The Company also utilizes technology owned by third parties. There can be no assurance that licenses for any technology developed by third parties that might be required for the Company's services would be available on reasonable terms, if at all. See "Business -- Trademarks."

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 13(a)(1) in Part IV.


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

         Not Applicable

                                   PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1997.


ITEM 10. EXECUTIVE COMPENSATION

         The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1997.

                                                             PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                                                                                                              Page
                                                                                                              ----
(a)      Documents filed as part of this report.

         1.       Financial Statements (appearing at end of this report)

         Report of Independent Public Accountants                                                               F-1

         Consolidated Balance Sheet - December 31, 1997                                                         F-2

         Consolidated Statements of Operations - For the years ended December 31, 1997 and 1996                 F-3

         Consolidated Statements of Changes in Stockholders' Equity - For the years ended
         December 31, 1997 and 1996                                                                             F-4

         Consolidated Statements of Cash Flows - For the years ended December 31, 1997 and 1996                 F-5

         Notes to Consolidated Financial Statements                                                             F-6

         2.       Exhibits

         3.1      Certificate of Incorporation of the Registrant*

         3.1(a)   Amendment to Certificate of Incorporation*

         3.2      By-laws of the Registrant*

         4.1      Common Stock Certificate*

         4.2      Warrant Certificate*

         4.4      Warrant Agreement by and between Continental Stock Transfer & Trust Company and the
                  Registrant*

         4.5      Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

         10.1     1996 Stock Incentive Plan and Rules Relating thereto*

         10.2     1997 Stock Option Plan**

         10.3     Consulting Agreement with Harvey Berlent*

         10.4     Employment Agreement with David J. Centner*

                                      18



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

         10.7     Employment Agreement with Douglas E. Cleek*

         10.8     Agreement of Lease - 55 Broad Street, New York, New York*

         10.9     Agreement of Lease - 50 Broad Street, New York, New York**

         10.10    Agreement of Lease - Baltimore, Maryland**

         10.11    Employment Agreement with Robert Burke

         21.1     Subsidiary List*

         27.1     Financial Data Schedule

--------------

* Incorporated by reference from the Registrant's Registration Statement on Form SB-2, No. 333-4319.

** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/96.


(b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Report.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 DESIGN, INC.


By:         /s/ Matthew G. de Ganon                     Dated:  March 30, 1998
            ----------------------------------
            Matthew G. de Ganon, President


                              POWER OF ATTORNEY

         Each of the undersigned hereby appoints Matthew G. de Ganon, as his attorneys-in-fact to sign his or her name, in any and all capacities, to any amendments to this Form 10-KSB and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                Date
---------------------------------------   --------------------------------------   -----------------------------
                                          Director
---------------------------------------
David J. Centner

/s/ Matthew G. de Ganon                   Principal Executive Officer              March 30, 1998
---------------------------------------   and Director
Matthew G. de Ganon

/s/ Douglas E. Cleek                      Director                                 March 30, 1998
---------------------------------------
Douglas E. Cleek

/s/ James A. Favia                        Director                                 March 30, 1998
---------------------------------------
James A. Favia

/s/ Steven N. Goldstein                   Director                                 March 30, 1998
---------------------------------------
Steven N. Goldstein







/s/ Bradley K. Szollose                   Director                                 March 30, 1998
---------------------------------------
Bradley K. Szollose

/s/ Robert Burke                          Chief Operating Officer                  March 30, 1998
---------------------------------------
Robert Burke                              (principal financial and
                                          accounting officer)


                               K2 DESIGN, INC.
                                AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
         Financial Statements of K2 Design, Inc. and Subsidiary

                  Report of Independent Public Accountants......................................................F-1

                  Consolidated Balance Sheet - December 31, 1997................................................F-2

                  Consolidated Statements of Operations - For the years
                           ended December 31, 1997 and 1996.....................................................F-3

                  Consolidated Statements of Changes in Stockholders'
                           Equity - For the years ended December 31, 1997 and 1996..............................F-4

                  Consolidated Statements of Cash Flows - For the years
                           ended December 31, 1997 and 1996.....................................................F-5

                  Notes to Consolidated Financial Statements....................................................F-6

                                      22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K2 Design, Inc:

We have audited the accompanying consolidated balance sheet of K2 Design, Inc. (a Delaware corporation) and its subsidiary (a New York corporation) as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K2 Design, Inc. and its subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           ARTHUR ANDERSEN LLP




Roseland, New Jersey
February 26, 1998

                        K2 DESIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                              DECEMBER 31, 1997

                                  ASSETS
                                  ------
CURRENT ASSETS:
Cash                                                                                              $          2,242,988
Accounts receivable net of allowance for doubtful accounts of $213,204 (Note 2)                              3,433,153
Prepaid expenses and other current assets                                                                      670,054
                                                                                                  --------------------
                           Total current assets                                                              6,346,195
FIXED ASSETS, net (Note 3)                                                                                     930,914
RESTRICTED CASH                                                                                                150,711
OTHER ASSETS                                                                                                    10,073
                                                                                                  --------------------
                           Total assets                                                           $          7,437,893
                                                                                                  ====================


CURRENT LIABILITIES:
Current portion of capital lease obligations (Note 4)                                           $                61,257
Accounts payable                                                                                              1,910,379
Accrued compensation & payroll taxes                                                                            160,749
Other accrued expenses                                                                                          801,503
Deferred revenue (Note 2)                                                                                       642,605
Customer advances                                                                                                30,554
                                                                                                -----------------------
                           Total current liabilities                                                          3,607,047
LONG-TERM CAPITAL LEASE OBLIGATIONS (Note 4)                                                                     43,766
                                                                                                -----------------------
                           Total liabilities                                                                  3,650,813
                                                                                                -----------------------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (Notes 2 and 7):
Preferred stock, $.01 par value, 1,000,000 shares authorized;  0 shares issued
and outstanding                                                                                                      --
Common stock, $.01 par value, 9,000,000 shares authorized; 3,680,671 shares
issued and outstanding                                                                                           36,807

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Additional paid-in capital                                                                                    6,348,940
Accumulated deficit                                                                                         (2,598,667)
                                                                                                -----------------------
                           Total stockholders' equity                                                         3,787,080
                                                                                                -----------------------
                           Total liabilities and stockholders' equity                           $             7,437,893
                                                                                                =======================
The accompanying notes are an integral part of this consolidated balance sheet.

                                                       F-2

                        K2 DESIGN, INC. AND SUBSIDIARY


                    CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                     1997                      1996
                                                                              ------------------     ---------------
REVENUES                                                                            $  8,397,680        $ 4,077,792

DIRECT SALARIES AND COSTS                                                              6,125,373          3,249,717

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           3,644,728          1,720,503

DEPRECIATION                                                                             347,346             92,167
                                                                               -----------------    ---------------
Loss from operations                                                                 (1,719,767)          (984,595)

INTEREST AND OTHER INCOME, net                                                            37,087             89,178
                                                                               -----------------    ---------------
Loss before provision for income taxes                                               (1,682,680)          (895,417)

PROVISION FOR INCOME TAXES                                                                20,570                --
                                                                               -----------------    ---------------
Net loss                                                                           $ (1,703,250)       $  (895,417)
                                                                               =================    ===============

Net loss per common share-basic and diluted                                        $      (0.46)       $     (0.32)
                                                                             ===================  =================

WEIGHTED AVERAGE BASIC AND DILUTED COMMON
SHARES OUTSTANDING                                                                     3,663,046          2,820,182
                                                                             ===================  =================

The accompanying notes are an integral part of these consolidated statements.

                        K2 DESIGN, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                       Common Stock
                                               -----------------------------    Additional
                                                  Number of                      Paid-in       Accumulated
                                                   Shares          Amount        Capital         Deficit         Total
                                               ---------------  ------------  --------------  -------------  --------------
BALANCE, December 31, 1995                           1,895,480       $18,955       $(62,376)        $11,896       $(31,525)

Termination of S Corporation                                --            --         11,896         (11,896)            --
Private placement of common stock at $1.25 per
share, net of expenses                                 200,000         2,000        153,230              --        155,230
Private placement of common stock at $1.75 per
share, net of expenses                                 400,002         4,000        617,755              --        621,755
Initial public offering of common stock at $6.00
per share, net of expenses                           1,149,939        11,499      5,560,678              --      5,572,177
Net loss                                                    --            --             --        (895,417)      (895,417)
                                               ---------------  ------------  --------------  -------------  --------------

BALANCE, December 31, 1996                           3,645,421        36,454     6,281,183         (895,417)     5,422,220

35,250 shares common stock issued                       35,250           353         67,757             --          68,110
Net loss                                                    --            --             --      (1,703,250)    (1,703,250)
                                               ---------------- ------------- --------------- -------------- --------------

BALANCE, December 31, 1997                           3,680,671       $36,807     $6,348,940     $(2,598,667)    $3,787,080
                                               ===============  ============  ==============  =============  ==============

The accompanying notes are an integral part of these consolidated statements.

                        K2 DESIGN, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                       1997             1996
                                                                                 -----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(1,703,250)        $(895,417)
Adjustments to reconcile net loss to net cash used in
operating activities-
         Recognition of deferred compensation                                              67,757                --
         Depreciation                                                                     347,346            92,167
         Loss from disposal of fixed assets                                                16,438                --
         Changes in-
         Accounts receivable, net                                                      (1,365,438)       (1,934,021)
         Prepaid expenses and other current assets                                       (358,573)         (311,481)
         Other assets                                                                         549           (36,217)
         Accounts payable                                                               1,165,816           649,623
         Accrued compensation and payroll taxes                                            35,956            97,114
         Other accrued expenses                                                           494,454           276,839
         Deferred revenue and customer advances                                           506,990           136,312
                                                                                 ---------------- -----------------
Net cash used in operating activities                                                    (791,955)       (1,925,081)
                                                                                 ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                                        (711,253)         (502,152)
         Restricted cash                                                                 (120,711)               --
         Proceeds from sale of fixed assets                                                63,200                --
                                                                                 ---------------- -----------------
         Net cash used in investing activities                                           (768,764)         (502,152)
                                                                                 ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of common stock                                                             353         6,349,162
         Principal payments on capital lease obligations                                  ( 64,076)          (37,255)
         Principal payments on note payable                                                    --           (25,000)
         Principal payments on line of credit                                                  --           (10,000)
         Net cash provided by (used in) financing activities                              (63,723)        6,276,907
                                                                                 ----------------  ----------------

         Net increase (decrease) in cash                                               (1,624,442)        3,849,674

CASH, beginning of year                                                                 3,867,430            17,756
                                                                                 ---------------- -----------------
CASH, end of year                                                                $      2,242,988  $      3,867,430
                                                                                 ================ =================



                                                                                       1997             1996
                                                                                 -----------------  ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
         Cash paid during the year for-
             Interest                                                             $        32,802    $       16,260
             Income taxes                                                                  20,570             1,000
         Noncash investing activities-
           Equipment acquired under capital lease obligations                     $        39,212    $      128,334
                                                                                 ================ =================


The accompanying notes are an integral part of these consolidated statements.

                        K2 DESIGN, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996



1.  ORGANIZATION AND BUSINESS
    -------------------------
K2 Design, Inc. ("K2" or the "Company") commenced operations on March 1, 1993 as a partnership. In January 1995 the Partnership contributed its capital into a newly formed corporation and elected S Corporation status.

Effective January 1, 1996, the Company was reorganized as a Delaware Holding C corporation having a wholly owned operating subsidiary incorporated in New York. The reorganized corporation is authorized to issue 9,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share.

K2 is a full service interactive communications, design and technology company, engaged primarily in the business of interactive advertising. The Company also provides various other information delivery services. The Company's customers are primarily U.S.-based corporations operating in a wide variety of industries.

Private Placements
------------------
On February 29, 1996, the Company consummated a private placement offering in which it sold 200,000 shares of its common stock at $1.25 per share. On May 9, 1996, the Company consummated a second private placement offering in which it sold 400,002 additional shares of its common stock at $1.75 per share.

Initial Public Offering
-----------------------
On July 26, 1996, the Company consummated an initial public offering in which 1,149,939 units of the Company's securities were sold to the public ( the "Public Units") at $6.00 per unit, each consisting of one share of Common Stock and two warrants to purchase one share of Common Stock at $7.50. The net proceeds from this offering of approximately $5,600,000 are being used for working capital and general corporate purposes.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
Use of Estimates in the
Preparation of Financial Statements
-----------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

Revenues are recognized on the percentage of completion method based upon the ratio of costs incurred to total estimated costs incurred and anticipated profits earned on projects in progress in excess of amounts billed. Deferred revenue and customer advances represent amounts billed in excess of costs incurred and estimated profit earned. Such billings generally occur at the beginning of contract periods, and are in accordance with contract provisions. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. A portion of the Company's revenues has been generated on a fixed fee for service basis.

Allowance for Doubtful Accounts
-------------------------------

At December 31, 1997, the Company's allowance for doubtful accounts was approximately six percent of the gross accounts receivable balance which the Company believes is adequate based upon its experience.

Fixed Assets
------------

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

Estimated useful lives by class of assets are as follows:


                          Computers and Equipment             3 years
                          Furniture and fixtures              5 years
                          Leasehold improvements              Life of lease

Assets purchased under capital leases are depreciated over their estimated useful lives.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's cash, accounts receivable, and accounts payable approximate fair market value based upon the relatively short-term nature of these financial instruments.

Concentration of Credit
-----------------------

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company's sales to its two largest customers constituted approximately 15% and 12%, for the year ended December 31, 1997. The Company had accounts receivable from these customers amounting to $736,727 at December 31, 1997. The Company's sales to its four largest customers for the year ended December 31, 1996 constituted approximately 20%, 15%, 14% and 12% of revenue.

Income Taxes
------------

Effective January 1996, the Company elected to be treated as a C Corporation. As a result, the Company is subject to Federal, New York State and City income taxes on the Company's taxable income.

The Company provides Federal, state and city income tax in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years on which those temporary differences are expected to be recovered or settled. Deferred taxes were not significant for the year ended December 31, 1997.

Net Loss per Share of Common Stock
----------------------------------

SFAS 128, "Earnings per Share" which is effective for the year ending December 31, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

In accordance with the SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted loss per share:

                                                                                           December 31,
                                                                                    1997                    1996
                                                                           ----------------------    -------------------
Numerator:
Net loss - Basic and Diluted                                                        $ (1,703,250)            $ (895,417)
                                                                                    ============             ==========
Denominator:
Weighted average number of common shares outstanding -Basic and Diluted                3,663,046              2,820,182
                                                                                    =============            ===========

Net loss per common share - Basic and diluted                                       $       (0.46)           $     (0.32)
                                                                                    =============            ===========

Outstanding stock options of 464,950 and 118,500 as of December 31, 1997 and 1996, respectively, have been excluded from the above calculations as they are antidilutive for all periods presented.



Stock-Based Compensation

In 1995, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (SFAS 123). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS 123 also permits entities to continue to measure compensation costs under pre-existing accounting pronouncements with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to the financial statements. The Company has elected to adopt the disclosure requirements of SFAS 123 (see Note 7).

3.  FIXED ASSETS
    ------------

Fixed assets, at cost, including capital leases (see Note 4), summarized by major categories at December 31, 1997, consist of the following:

                                Computers and Equipment                $          810,901
                                Furniture and fixtures                            280,315
                                Leasehold improvements                            212,188
                                                                        -----------------
                                                                                1,303,404
                                Less- Accumulated depreciation                    372,490
                                                                      -------------------
                                   Fixed assets, net                   $          930,914
                                                                      ===================

4.  CAPITAL LEASE OBLIGATIONS
    -------------------------

The Company is a lessee in noncancelable leasing agreements for certain computers and equipment. Included in fixed assets is $105,023 of computers and equipment held under capital leases.

Future minimum lease payments for fixed assets under capital lease at December 31, 1997, are as follows:


                                1998                                      $            73,054
                                1999                                                   45,131
                                2000                                                    6,005
                                                                           ------------------
                                    Total minimum lease payments                      124,190

                                Less-Imputed interest                                (19,167)
                                                                          -------------------
                                   Capital lease obligation               $           105,023
                                                                          ===================

5.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

Leases
------

The Company leases certain office space and automobiles for varying periods. At December 31, 1997, approximate future minimum rental commitments under all noncancellable operating leases are as follows:


                                Fiscal Year:
                                -----------
                                1998                                      $           351,789
                                1999                                                  342,951
                                2000                                                  302,319
                                2001                                                  294,031
                                2002                                                  260,003
                                Thereafter                                             76,017


Rental expense for the Company's premises amounted to $254,679 in 1997 and $78,687 in 1996.

Employment contracts
--------------------

The Company has employment contracts with certain of its executives which expire as of December 31, 1998. Such agreements provide for minimum salary levels and, in certain of these agreements, bonuses which are payable based on 1.88% of the Company's pre-tax income. The aggregate commitment for future salaries, excluding bonuses, at December 31, 1997 was approximately $705,000.

6.  INCOME TAXES
    ------------

As described in Note 2, the Company previously elected "S" corporation status under the provisions of the Internal Revenue Code. In January, 1996 the Company reorganized as a Delaware Holding C corporation in contemplation of the initial public offering.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $4,300,000 which expire in 2012. The Company has recorded a deferred tax asset of approximately $1,462,000 related to the net operating loss carryforwards and a corresponding valuation allowance due to the uncertainty of the realization of the asset.

The provision for income taxes on the net loss for the years ended December 31, 1997 and 1996 differs from the amount computed by applying the Federal statutory rate due to the following:


                                                       1997                         1996
                                                -------------------         --------------------
Statutory Federal income tax rate                           (34.0)%                 (34.0)%
State and local taxes, net                                   (4.8)                   (6.0)
Valuation Allowance                                          40.0                    40.0
                                                -------------------         --------------------
Effective Tax Rate                                            1.2%                    0.0%
                                                ===================         ====================


7.  STOCK OPTION PLAN
    -----------------

Effective January 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), and in June 1997, the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation. An aggregate of 575,000 shares of common stock are available for grant under the Plans.

The 1996 Plan expires on January 1, 2006 and the 1997 Plan expires on June 12, 2007. Under the terms of the Plans, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date, unless otherwise determined by the Board of Directors or a Committee thereof that administered the Plan. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less than 110% of such fair market value for all options granted, and the options expire five years after the option grant date.

A summary of the Plans at December 31, 1997 and 1996 is presented in the table below:

Page>



                                                                                                       Weighted
                                                                                                        Average
                                                                                                       Exercise
                                                                                    Shares               Price
                                                                               -----------------    ---------------

Outstanding at January 1, 1996                                                               --      $            --

Granted                                                                                  118,500                 4.03
Exercised                                                                                     --                   --
Forfeited                                                                                     --                   --
                                                                               -----------------       --------------

Outstanding at December 31, 1996                                                         118,500                 4.03

Granted                                                                                  364,950                 1.57
Exercised                                                                                     --                   --
Forfeited                                                                                (18,500)                4.03
                                                                               -----------------      ---------------

Outstanding at December 31, 1997                                                         464,950     $           2.10
                                                                             ===================      ===============

The Company accounts for the Plans under APB 25, under which no compensation cost is recognized for stock options granted with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for this plan been determined consistent with the fair value approach required by SFAS 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:







                                                                                     1997                      1996
                                                                               -----------------    ---------------
Net loss:
As reported                                                                   $      (1,703,250)   $       (895,417)
                                                                             ===================    ===============
Pro forma                                                                     $      (1,748,231)   $       (919,926)
                                                                             ===================    ===============

Net loss per common share
As reported                                                                   $           (0.46)    $         (0.32)
                                                                             ===================    ===============
Pro forma                                                                     $           (0.48)    $         (0.33)
                                                                             ===================    ===============

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.5% and 6.1% in 1997 and 1996, respectively; no expected dividend yields for options granted; expected lives of 5 years; expected stock price volatility of 157% and 75% in 1997 and 1996, respectively. The weighted average fair value of options granted during 1997 and 1996 was $1.09 and $1.18, respectively.

The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts because anticipated stock option grants are anticipated in future years.

Under SFAS 123, options granted to external consultants must be accounted for at fair value on the date of grant utilizing the Black-Scholes option pricing model. The options granted to such individual during 1996 did not have a material effect on the Company's December 31, 1996 financial statements.