Form 10QSB
period 1998-03-31
K2 DESIGN INC
filed 1998-05-20
CIK 1009624

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                      OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          Commission File No. 1-11873

                                K2 DESIGN, INC.
       (Exact name of small business issuer as specified in its charter)


            DELAWARE                                            13-3886065
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                               Identification
                                                                  Number

                          30 Broad Street, 16th Floor
                           New York, New York 10004
                   (Address of principal executive offices)

                   Issuer's telephone number: (212) 301-8800

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         CLASS                                   OUTSTANDING AT MARCH 31, 1998
         Common stock, par value $.01                      3,680,671
         Common stock redeemable purchase warrants         1,000,000

         Transitional Small Business Disclosure Format  (check one):

         Yes___                             No  X

                        K2 DESIGN, INC. AND SUBSIDIARY

                                     INDEX

                                                                                                                    Page

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated balance sheet - March 31, 1998 (unaudited).......................................................3

         Consolidated statements of operations - three months ended
                  March 31, 1998 (unaudited) and March 31, 1997 (unaudited)............................................4

         Consolidated statements of cash flows - three months ended
                  March 31, 1998 (unaudited) and March 31, 1997 (unaudited)............................................5

         Notes to consolidated financial statements (unaudited)........................................................7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations and Financial ....................................................................................8


PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form ........................................................................12

         SIGNATURES...................................................................................................12

                        K2 DESIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET


                                                                            March 31,
ASSETS                                                                        1998
                                                                           -----------
                                                                           (unaudited)

CURRENT ASSETS:
      Cash                                                                 $ 3,543,818
      Accounts receivable, net of allowance for doubtful accounts of
      $156,704                                                               1,595,792
      Prepaid expenses and other current assets                                723,334
                                                                           -----------
          Total current assets                                               5,862,944
                                                                           -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           911,137
RESTRICTED CASH                                                                150,711
OTHER ASSETS                                                                     9,572
                                                                           -----------
          Total assets                                                     $ 6,934,364
                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of capital lease obligations                         $    56,786
      Accounts payable                                                       1,169,861
      Accrued compensation and payroll taxes                                   133,277
      Other accrued expenses                                                 1,077,810
      Deferred revenue                                                         620,087
      Customer advances                                                         63,549
                                                                           -----------
          Total current liabilities                                          3,121,370
                                                                           -----------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                             31,876
                                                                           -----------
          Total liabilities                                                  3,153,246

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding                                                0
      Common stock , $0.01 par value, 9,000,000 shares authorized;
      3,680,671 shares issued and outstanding                                   36,807
      Treasury Stock                                                           (75,266)
      Additional paid-in capital                                             6,380,325
      Accumulated deficit                                                   (2,560,748)
                                                                           -----------
          Total stockholders' equity                                         3,781,118
                                                                           -----------
          Total liabilities and stockholders' equity                       $ 6,934,364
                                                                           ===========

                        K2 DESIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended
                                                                March 31,
                                                      -----------------------------
                                                         1998              1997
                                                      -----------       -----------
                                                               (unaudited)

REVENUES                                              $ 2,640,941       $ 1,665,398

DIRECT SALARIES AND COSTS                               1,769,470         1,191,390

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              776,207           781,281

DEPRECIATION                                               92,814            56,932
                                                      -----------       -----------

Income (loss) from operations                               2,450          (364,205)

INTEREST AND OTHER INCOME, net                             40,763            37,386
                                                      -----------       -----------

Income (loss) before provision for income taxes            43,213          (326,819)

PROVISION FOR INCOME TAXES                                  5,294             1,036
                                                      -----------       -----------

Net income (loss)                                     $    37,919       $  (327,855)
                                                      ===========       ===========

Net Income (loss) per share -
basic and diluted                                     $      0.01       $     (0.09)
                                                      ===========       ===========

WEIGHTED AVERAGE BASIC COMMON SHARES
OUTSTANDING                                             3,680,671         3,645,421
                                                      ===========       ===========

WEIGHTED AVERAGE DILUTED
COMMON SHARES OUTSTANDING                               3,716,841         3,645,421
                                                      ===========       ===========

                        K2 DESIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Three Months Ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                            1998               1997
                                                                         -----------        -----------
                                                                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $    37,919        $  (327,855)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
      Recognition of deferred compensation                                    31,385                  0
      Depreciation                                                            92,814             56,932
   Changes in-
      Accounts receivable                                                  1,837,361           (313,024)
      Prepaid and other assets                                                (2,515)           (60,320)
      Restricted Cash                                                              0             (1,300)
      Costs in excess of billing                                             (50,765)                 0
      Other assets                                                               501                  0
      Accounts payable                                                      (740,518)            82,107
      Accrued compensation and payroll taxes                                 (27,472)            44,339
      Other accrued expenses                                                 276,307           (137,396)
      Deferred revenue and customer advances                                  10,477             (6,853)
                                                                         -----------        -----------
        Net cash provided by (used in) operating activities                1,465,494           (663,370)
                                                                         -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES --
   Purchase of fixed assets                                                  (73,037)           (50,455)
                                                                         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of Treasury Stock                                                (75,266)                 0
   Principal payments on capital lease obligations                           (16,361)           (15,822)
                                                                         -----------        -----------
        Net cash used in financing activities                                (91,627)           (15,822)
                                                                         -----------        -----------
        Net increase (decrease) in cash                                    1,300,830           (729,647)
   CASH, beginning of period                                               2,242,988          3,867,430
                                                                         -----------        -----------
   CASH, end of period                                                   $ 3,543,818        $ 3,137,783
                                                                         ===========        ===========

                        K2 DESIGN, INC. AND SUBSIDIARY

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                          1998          1997
                                                         -------       -------
                                                              (unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid during the period for-
      Interest                                           $ 7,287       $ 3,324
      Income taxes                                       $ 5,297       $ 1,036
                                                         =======       =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Assets acquired under capital lease obligations       $     0       $26,231
                                                         =======       =======

                        K2 DESIGN, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                            March 31, 1998 AND 1997



1.   ORGANIZATION AND BUSINESS

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

Initial Public Offering

On July 26, 1996, the Company consummated an initial public offering in which 1,149,939 units of the Company's securities were sold to the public (the "Public Units") at $6.00 per unit, each consisting of one share of Common Stock and two warrants to purchase one share of Common Stock at $7.50. The net proceeds from this offering of approximately $5,600,000 were used for working capital and general corporate purposes.

2.  Net Loss Per Share of Common Stock

SFAS 128, "Earnings per Share" establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net income (loss) and share amounts used to calculate basic and diluted income (loss) per share:

                                                                       March 31,
                                                             -----------------------------
                                                                 1998              1997
                                                             -----------       -----------
Numerator:
Net Income (loss)  Basic and Diluted                         $    37,919       $  (327,855)

Denominator:
Weighted average number of common
shares outstanding - Basic                                     3,680,671         3,645,421
Weighted average number of common
shares outstanding - Diluted                                   3,716,841         3,645,421
Net income (loss) per common share - Basic and Diluted       $      0.01       $     (0.09)


Outstanding stock options as of March 31, 1997 have been excluded from the above calculations as they are antidilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of the Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

         Readers are encouraged to review "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14 of the Company's 1997 form 10-K for a discussion of these risks and uncertainties.


OVERVIEW

         The Company was founded in 1993 as a general partnership and initially operated a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and in August 1994 for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation. After the Company's initial public offering ("IPO") on July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications company, largely in anticipation of demands from its customers for additional complementary services. The Company now provides such services as development of online brand, communications and technical strategies, media placement on Web sites, consulting services regarding Web site usage and user characteristics, development and maintenance of Company-owned Web site advertising networks, live Internet broadcasts, development of CD-ROM discs, and print collateral systems.

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

         Since November 1997, the Company has begun to reduce expenses in an effort to bring them in line with revenue levels. Accordingly, the Company implemented cost cutting measures, including a reduction in selling, general and administrative personnel, consolidation of offices and a reduction in usage of independent contractors. Nevertheless, the Company's failure to expand its business in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's future revenues will be sufficient to support its existing and anticipated expense levels or that the Company will be able to maintain these reduced expense levels.

         The changes in the various line-items discussed below reflect the impact of the Company's cost cutting measures implemented commencing in November 1997.

                                                      Percentage of Revenues
                                               For the Three Months Ended March 31,
                                                     1998                1997
                                                -------------        -------------
                                                 (Unaudited)          (Unaudited)

Revenues                                               100.0%              100.0%
Operating Expenses
   Direct Salaries and Costs                            67.0                71.5
      Selling, General and Administrative               29.4                46.9
   Depreciation                                          3.5                 3.4
                                                -------------        -------------
      Total Operating Expenses                          99.9               121.8
                                                -------------        -------------
        Operating Income (Loss)                          0.1               (21.8)
        Other Income                                     1.5                 2.2
                                                -------------        -------------
        Income (Loss) Before Taxes                       1.6               (19.6)
      Income taxes                                       0.2                --
                                                -------------        -------------
      Net Income (Loss)                                  1.4%              (19.7)%
                                                =============        =============


Revenues

         Revenues for the three months ended March 31, 1998 and 1997 were $2,640,941 and $1,665,398, respectively, or an increase of 58.6%. The increase in revenues in the quarter ended March 31, 1998 as compared to that ended March 31, 1997 resulted primarily from the expansion of the Company's media buying services and the Company's CLIQNOW!(Trademark) media selling services business. In the first quarter of 1998, approximately 81% of revenues were generated from interactive advertising services (including media buying) and traditional graphic design services, and the remainder was attributable to the Company's CLIQNOW!(Trademark) media selling business. In the first quarter of 1997, all of the Company's revenue was attributable to interactive advertising and traditional graphic design services. Since the Company's transition from a Web site design company into an integrated interactive marketing and communications company is ongoing, the Company is unable to predict the relative percentage of its revenues that will be generated from each of its various services. During the three months ended March 31, 1998, Standard & Poors, Bell Atlantic and Planet Direct, Inc., accounted for approximately 19%, 10% and 10% of the Company's revenues, respectively. During the three months ended March 31, 1997, WavePhore and Toys "R" Us Corporation accounted for approximately 41% and 14% of the Company's revenues, respectively.

         The increase in revenues in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 resulted primarily because
(i) the Company's executive management devoted substantially more time to sales and marketing in the 1998 quarter and (ii) the Company increased its account management initiatives during the 1998 quarter.

Direct Salaries and Costs

         Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs decreased by more than 4% in the three months ended March 31, 1998, as compared to the same period in 1997. In absolute dollars, direct salaries and costs increased by $578,080 from $1,191,390 in the 1997 quarter to $1,769,470 in the 1998 quarter. In the 1998 period, direct salaries and costs consisted primarily of $907,000 of media placement costs, $258,000 of payments to CLIQNOW!(Trademark) affiliate web sites and $378,000 paid as direct salaries. In the 1997 period, direct salaries and costs consisted primarily of approximately $373,662 paid as direct salaries and $327,000 paid to freelance artists and other independent contractors (approximately $118,000 of which, was paid to vendors of complex computer programming services required for special features on Web site).

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended March 31, 1998 and 1997 were approximately $776,000 (29.4% of revenues) and $781,000 (46.9% of revenues), respectively, and consisted primarily of labor costs, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. The decrease in both absolute dollars and as a percentage of revenues reflects the application of tighter controls in connection with the Company's cost reduction plan.

Depreciation

         Depreciation expense was $92,814 and $56,932 in the three months ended March 31, 1998 and 1997, respectively, and related to depreciation of equipment and leasehold improvements. The Company's depreciation expenses in 1998 have increased significantly as a result of depreciation of the Company's equipment and leasehold improvement in connection with the acquisition of computer equipment and the relocation of its offices.

Income Taxes

         Effective January 1995, the Company elected to be treated as an S Corporation for federal income tax purposes. As a result, the shareholders were individually liable for federal income tax on the Company's taxable income. In January 1996, the Company began to be treated as a C corporation for federal and state income tax purposes. The Company is also liable for New York state and city income taxes, as well as Delaware corporation taxes.

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

Liquidity and Capital Resources

         The Company's cash increased by $1,300,830, or 58% from $2,242,988 at December 31, 1997. The increase was principally due to the Company's continued focus on collection of accounts receivables and actively managing accounts payables.

         The Company is dependent on its cash of approximately $3.5 million (at March 31, 1998), together with cash generated by operations for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for any expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivables.1 Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business.

         Net cash provided by the Company's operating activities was $1,465,494 in the quarter ended March 31, 1998 and related primarily to a substantial decrease in accounts receivables, which was partially offset by an increase in accounts payables and accrued expenses payable as is indicated in the statement of cash flows.

         In the quarter ended March 31, 1998 the Company spent approximately $73,000 on capital expenditures, consisting of furniture, fixtures and leasehold improvements acquired and made in connection with the Company's recent relocation of its principal offices. Additional capital expenditures are expected to be made in connection with office leasehold improvements.


------------------
1 This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors Affecting the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 for a discussion of the risks and uncertainties which may affect this statement.

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


                                K2 DESIGN, INC.


Date:  May 18, 1998             By: /s/ Matthew G. de Ganon
                                    ------------------------------------------
                                    Matthew G. de Ganon
                                    Principal Executive Officer



                                By: /s/ Robert W. Burke
                                    ------------------------------------------
                                    Robert W. Burke
                                    Principal Financial and Accounting Officer