Form 10QSB
period 1998-06-30
K2 DESIGN INC
filed 1998-08-19
CIK 1009624

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

           Yes /X/                                             No /_/

                      Applicable only to Corporate Issuers:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     CLASS                                       OUTSTANDING AT JULY 31, 1998
     Common stock, par value $.01 per share                    3,680,671
     Common stock redeemable purchase warrants                 1,000,000

     Transitional Small Business Disclosure Format  (check one):

     Yes /_/                                     No /X/

                         K2 DESIGN, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheet - June 30, 1998
           (unaudited)........................................................3

        Consolidated statements of operations - three
           and six months ended June 30, 1998 (unaudited)
           and June 30, 1997 (unaudited)......................................4

        Consolidated statements of cash flows - six months
           ended June 30, 1998 (unaudited) and June 30, 1997
           (unaudited) .......................................................5

        Notes to consolidated financial statements
           (unaudited)........................................................7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................8

PART II - OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds......................

        Item 6. Exhibits and Reports on Form 8-K.............................12

SIGNATURES...................................................................12

                        K2 DESIGN, INC. AND SUBSIDIARY
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

     ASSETS                                                                                            June 30,
                                                                                                         1998
                                                                                                 ---------------
                                                                                                     (unaudited)
     Current Assets:
     Cash                                                                                              $4,012,040
     Accounts receivable, net of allowance for doubtful accounts of $118,500                            1,167,491
     Prepaid expenses and other current assets                                                            603,152
                                                                                                -----------------
     Total current assets                                                                               5,782,683

     Investment in restricted securities                                                                3,000,000

     Equipment and leasehold improvements                                                                 793,056

     Restricted cash                                                                                      150,711

     Other assets                                                                                           9,372
                                                                                                -----------------
              Total assets                                                                             $9,735,822
                                                                                                =================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Current portion of capital lease obligations                                                      $   44,740
     Accounts payable                                                                                     820,302
     Accrued compensation and payroll taxes                                                                74,475
     Other accrued expenses                                                                             1,830,454
     Deferred revenue                                                                                     103,542
     Customer advances                                                                                     37,000
                                                                                                -----------------
     Total current liabilities                                                                          2,910,513

     Long-term capital lease obligations                                                                   19,365

     Stockholders' equity:

     Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and                         0
     outstanding
     Common stock , $0.01 par value, 9,000,000 shares authorized;                                          36,807
              3,680,671 shares issued and outstanding

     Treasury Stock                                                                                      (75,266)
     Additional paid-in capital                                                                         6,400,581
     Retained Earnings                                                                                    443,822
                                                                                                -----------------
     Total stockholders' equity                                                                         6,805,944
                                                                                                -----------------
              Total liabilities and stockholders' equity                                               $9,735,822
                                                                                                =================

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended June 30,               Six Months Ended June 30,
                                                           1998                  1997                 1998                 1997
                                                 ----------------------------------------    --------------------------------------
                                                                  (unaudited)                                (unaudited)
     Revenues                                             $1,895,232           $1,097,373            $4,035,614         $2,747,476
     Direct salaries and costs                             1,202,492              834,567             2,668,093          2,021,341
     Selling, general and administrative                     686,894              583,331             1,221,114          1,228,497
         expenses
     Depreciation                                             88,271               60,426               177,279            115,706
                                                 -------------------    -----------------    ------------------   ----------------
     Loss from continuing operations before                  (82,425)            (380,951)              (30,872)          (618,068)
         interest and other income, net, income
         taxes and discontinued operations
     Interest and other income, net                           21,378               31,490                58,984             68,875
                                                 -------------------    -----------------    ------------------   ----------------
     Income (loss) before income tax provision               (61,047)            (349,461)               28,112           (549,193)
         and discontinued operations
     Provision for income taxes                                    0                3,920                 2,437              4,956
                                                 -------------------    -----------------    ------------------   ----------------
     Income (loss) from continuing operations               ($61,047)           ($353,381)              $25,675          ($554,149)
     Loss from discontinued operations                       (36,504)            (119,962)              (85,309)          (247,050)
     Gain from sale of discontinued operations             3,102,123                    0             3,102,123                  0
                                                 -------------------    -----------------    ------------------   ----------------
     Net income (loss)                                    $3,004,572            ($473,343)           $3,042,489          ($801,199)
                                                 ===================    =================    ==================   ================
     Income (loss) per share from continuing
     operations -

         Basic                                                ($0.02)              ($0.10)                $0.01             ($0.15)
         Diluted                                              ($0.02)              ($0.10)                $0.01             ($0.15)
     Loss per share from discontinued
        operations

         Basic                                                ($0.01)              ($0.03)               ($0.02)            ($0.07)
         Diluted                                              ($0.01)              ($0.03)               ($0.02)            ($0.07)
     Gain from sale of discontinued operations -

         Basic                                                 $0.87                $0.00                 $0.85              $0.00
         Diluted                                               $0.81                $0.00                 $0.81              $0.00
     Net income (loss) per share

         Basic                                                 $0.84               $(0.13)                $0.84             $(0.22)
                                                 ===================    =================    ==================   ================
         Diluted                                               $0.78               $(0.13)                $0.80             $(0.22)
                                                 ===================    =================    ==================   ================
     Weighted average basic common shares
         outstanding                                       3,585,671            3,645,421             3,633,171           3,645,421
                                                 ===================    =================    ==================    ================
     Weighted average diluted common shares                3,849,440            3,645,421             3,783,141           3,645,421
         outstanding                             ===================    =================    ==================    ================

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended

                                                                                                   June 30,

                                                                                          1998                  1997
                                                                                 ----------------------------------------
                                                                                       (unaudited)           (unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   $3,042,489            $ (801,199)
     Net gain from sale of discontinued operation                                        (3,102,123)                  -
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
     Recognition of deferred compensation                                                    51,641                   -
     Depreciation                                                                           177,279               118,807
     Changes in-
     Accounts receivable                                                                  2,265,662               417,835
     Prepaid and other assets                                                                46,516               (43,845)
     Restricted Cash                                                                           -                 (638,614)
     Costs in excess of billing                                                             (77,515)                  -
     Other assets                                                                               701                   400
     Accounts payable                                                                    (1,090,077)             (307,567)
     Accrued compensation and payroll taxes                                                 (86,274)              (13,211)
     Other accrued expenses                                                                 204,668              (107,885)
     Deferred revenue and customer advances                                                (539,064)             (166,169)
     Customer advances                                                                        6,446                  -
                                                                                 ------------------    ------------------
     Net cash provided by (used in) operating activities                                    900,349            (1,541,448)
                                                                                 ------------------    ------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of discontinued operation                                                       1,024,307                  -
     Purchase of fixed assets                                                               (39,420)             (509,537)
                                                                                 ------------------    ------------------
     Net cash provided by (used in) investing activities                                    984,887              (509,537)
                                                                                 ------------------    ------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of Treasury Stock                                                             (75,266)                  -
     Proceeds from notes payable                                                               -                  500,000
     Principal payments on capital lease obligations                                        (40,918)              (32,140)
                                                                                 ------------------    ------------------
     Net cash (used in) provided by financing activities                                   (116,184)              467,860
                                                                                 ------------------    ------------------
     Net increase (decrease) in cash                                                      1,769,052            (1,583,125)

     Cash, beginning of period                                                            2,242,988             3,867,430
                                                                                 ------------------    ------------------

     Cash, end of period                                                                 $4,012,040            $2,284,305
                                                                                 ==================    ==================

                         K2 DESIGN, INC. AND SUBSIDIARY

                                                                                               Six Months Ended
                                                                                                June 30,

                                                                                          1998                  1997
                                                                                 ------------------    ------------------
                                                                                       (unaudited)           (unaudited)
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash paid during the period for-

     Interest                                                                                37,690                12,932
                                                                                 ==================    ==================

     Income taxes                                                                              -                    4,956
                                                                                 ==================    ==================

     SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:

     Assets acquired under capital lease obligations                                           -                   41,731
                                                                                 ==================    ==================

                         K2 DESIGN, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                             June 30, 1998 and 1997

     1.  ORGANIZATION AND BUSINESS

     K2 Design, Inc. ("K2" or the "Company") commenced operations on March 1, 1993 as a partnership. In January 1995 the Partnership contributed its capital into a newly formed corporation and elected S Corporation status.

     Effective January 1, 1996, the Company was reorganized as a Delaware C corporation having a wholly owned operating subsidiary incorporated in New York. The reorganized corporation is authorized to issue 9,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of preferred stock, par value $.01 per share.

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

     Discontinued Operations

     On June 1, 1998, the Company sold its CLIQNOW! business unit to 24/7 Media, Inc. ("TFSM") for gross proceeds of $4 million, consisting of $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. Net proceeds to the Company were approximately $3.3 million, prior to transaction costs but after giving effect to payments to certain employees of the CLIQNOW! business unit. On August 14, 1998, TFSM's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. As a result, the Company's Convertible Redeemable TFSM Preferred Stock automatically converted on that date into approximately 197,500 shares of common stock of TFSM (which may be sold commencing February 14, 1999). Accordingly, the consolidated financial statements exclude the results of operations attributable to the CLIQNOW! business unit, which are consolidated in the line item "Net loss from discontinued operations." However, although accounting principles allocate certain Company expenses to the discontinued operations, certain of those expenses remain even after the sale of CLIQNOW! (e.g., rent expenses). Therefore, the Company's operating results from continuing operations for the periods discussed herein are not necessarily representative of future periods.

     2.  Net Income (Loss) Per Share of Common Stock

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

     In accordance with SFAS 128, the following table reconciles net income
     (loss) and share amounts used to calculate basic and diluted income (loss) per share:

                                                    Three Months Ended June 30,                Six months Ended June 30,

                                                    1998                 1997                1998                 1997
                                            ----------------    -----------------   -------------------- -----------------
                                                          (unaudited)                                (unaudited)
     Numerator :  Net Income (loss)               $3,004,572       ($473,343)          $3,042,489            ($801,999)

     Denominator:  Weighted average                3,585,671       3,645,421            3,633,171            3,645,421
     number of common shares
     outstanding - Basic

     Weighted average number of common             3,849,440       3,645,421            3,783,141            3,645,421
      shares outstanding - Diluted

     Net income (loss) per share
       Basic                                           $0.84          ($0.13)               $0.84               $(0.22)
       Diluted                                         $0.78          ($0.13)*              $0.80               $(0.22)*


     ---------------------------
     *Excludes outstanding stock options as of June 30, 1997 as they are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of the Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14 of the Company's 1997 Annual Report on Form 10-KSB for a discussion of these risks and uncertainties.

RESULTS OF OPERATIONS

General

         The Company is a full-service interactive marketing and communications company. The Company provides such services as development of online brand, communications and technical strategies, media placement on Web sites, consulting services regarding Web site usage and user characteristics, live Internet broadcasts and the development of CD-ROM discs, and print collateral systems.

         Revenues are recognized on a percentage of completion basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. Most of the Company's revenues has been generated on a fixed fee or cap fee basis. The Company also provides ongoing services to certain customers, including one customer for which the Company is agency-of-record.

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

         In addition, on June 1, 1998, the Company sold its CLIQNOW! business unit to 24/7 Media, Inc. ("TFSM") for gross proceeds of $4 million, consisting of $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. Net proceeds to the Company were approximately $3.3 million, prior to transaction costs but after giving effect to payments to certain employees of the CLIQNOW! business unit. On August 14, 1998, TFSM's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. As a result, the Company's Convertible Redeemable TFSM Preferred Stock automatically converted on that date into approximately 197,500 shares of common stock of TFSM (which may be sold commencing February 14, 1999). Accordingly, the discussion below excludes the results of operations attributable to the CLIQNOW! business unit, which are consolidated in the Company's financial statements in the line item "Net loss from discontinued operations." However, although accounting principles allocate certain Company expenses to the discontinued operations, certain of those expenses remain even after the sale of CLIQNOW! (e.g., rent expenses). Therefore, the Company's operating results from continuing operations for the periods discussed herein are not necessarily representative of future periods.

         The changes in the various line-items discussed below reflect the impact of the Company's cost cutting measures implemented commencing in November 1997.

                                                       Percentage of Revenues              Percentage of Revenues
                                                     For the Three Months Ended           For the Six Months Ended
                                                                June 30,                            June 30,
                                                       1998                  1997             1998           1997
                                               ------------------------------------------  ---------- -- -------------
                                                              (unaudited)                          (unaudited)
Revenues:                                                   100.00%           100.00%       100.00%          100.00%
Operating expenses:
    Direct salaries and costs                                 63.4%             76.1%         66.1%            73.6%
    Selling, general and administrative                       36.2%             53.1%         30.2%            44.7%
    Depreciation                                               4.7%              5.5%          4.4%             4.2%
        Total operating expenses                             104.3%            134.7%        100.7%           122.5%
 Loss from continuing operations before
    interest and discontinued operations                      (4.3)%           (34.7)%        (0.7)%          (22.5)%
Interest and other Income, net                                 1.1%              2.8%          1.4%             2.5%
Income (loss) before income tax provision and
    discontinued operations                                   (3.2)%           (31.9)%         0.7%           (20.0)%
Provision for income taxes                                     0.0%              0.3%          0.0%             0.2%
Income (loss) from continuing operations                      (3.2)%           (32.2)%         0.7%           (20.2)%
Loss from discontinued operations                             (2.0)%           (10.9)%        (2.1)%           (9.0)%
Gain from sale of discontinued operations                    163.7%              0.0%         76.9%             0.0%
Net income (loss)                                            158.5%            (43.1)%        75.5%           (29.2)%


Revenues

         Revenues for the three months ended June 30, 1998 and 1997 were approximately $1,895,000 and $1,100,000 respectively, or an increase of approximately 73%. During the three months ended June 30, 1998, Standard & Poors accounted for approximately 18% of the Company's revenues. During the three months ended June 30, 1997, WavePhore, Toys "R" Us Corporation and Bell Communications Research, Inc. accounted for approximately 19%, 19% and 12% of the Company's revenues, respectively.

         Revenues for the six months ended June 30, 1998 and 1997 were approximately $4,036,000 and $2,747,000, respectively, or an increase of approximately 47%. During the six months ended June 30, 1998, Standard & Poors, Bell Atlantic and Planet Direct, Inc., accounted for approximately 21%, 10% and 8% of the Company's revenues, respectively. During the six months ended June 30, 1997, WavePhore and Toys "R" Us Corporation and Chase Manhattan Bank accounted for approximately 32%, 17% and 7% of the Company's revenues, respectively.

         The increase in revenues in the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 resulted primarily because of increased market acceptance for services provided by the Company and the Company's reputation in the industry.

         Direct Salaries and Costs

         Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs decreased by more than 12% in the three months ended June 30, 1998, as compared to the same period in 1997. In absolute dollars, direct salaries and costs increased by approximately

$367,000 from approximately $835,000 in the 1997 quarter to approximately $1,202,000 in the 1998 quarter. In the 1998 period, direct salaries and costs consisted primarily of approximately $500,000 of media placement costs, and approximately $438,000 paid as direct labor costs. In the 1997 period, direct salaries and costs consisted primarily of approximately $526,000 paid as direct labor costs and approximately $219,000 of media placement costs.

         As a percentage of revenues, direct salaries and costs decreased by more than 7% in the six months ended June 30, 1998, as compared to the same period in 1997. In absolute dollars, direct salaries and costs increased by approximately $647,000 from approximately $2,021,000 in the six months ended June 30, 1997 to approximately $2,668,000 in the six months ended June 30, 1998. In the 1998 period, direct salaries and costs consisted primarily of approximately $1,400,000 of media placement costs, and approximately $840,000 paid as direct labor costs. In the 1997 period, direct salaries and costs consisted primarily of approximately $967,000 paid as direct labor costs and approximately $436,000 of the media placement costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 1998 and 1997 were approximately $687,000 (36% of revenues) and $583,000 (53% of revenues), respectively, and consisted primarily of labor costs, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. The decrease in both absolute dollars and as a percentage of revenues reflects the application of tighter controls in connection with the Company's cost reduction plan.

         Selling, general and administrative expenses for the six months ended June 30, 1998 and 1997 were approximately $1,221,000 (30% of revenues) and $1,228,000 (45% of revenues), respectively, and consisted primarily of labor costs, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. The decrease in both absolute dollars and as a percentage of revenues reflects the application of tighter controls in connection with the Company's cost reduction plan.

Depreciation

         Depreciation expense was approximately $88,000 and $60,000 in the three months ended June 30, 1998 and 1997, respectively, and approximately $177,000 and $116,000 in the six months ended June 30, 1998 and 1997, respectively, and related to depreciation of equipment and leasehold improvements. The Company's depreciation expenses in 1998 have increased significantly as a result of depreciation of the Company's equipment and leasehold improvement in connection with the acquisition of computer equipment and the relocation of its offices.

Income Taxes

         As a result of the gain from the sale of discontinued operations, the Company's net operating loss carryforward has been reduced by approximately $3.2 million to approximately $400,000.

Gain on Sale of Discontinued Operations

On June 1, 1998, the Company sold its CLIQNOW! business unit to 24/7 Media, Inc. ("TFSM") for gross proceeds of $4 million, consisting of $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. Net proceeds to the Company were approximately $3.3 million, prior to transaction costs but after giving effect to payments to certain employees of the CLIQNOW! business unit. On August 14, 1998, TFSM's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. As a result, the Company's Convertible Redeemable TFSM Preferred Stock automatically converted on that date into approximately 197,500 shares of common stock of TFSM (which may be sold commencing February 14, 1999).

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

         The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of lower cost full time employees versus higher cost independent contractors. In November 1997, the Company began to reduce expenses in an effort to bring them in line with current and anticipated revenue levels. In addition, management believes that the Company's results of operations in the third quarter of 1998 will reflect a significant decrease in revenues as compared to the comparable quarter of 1997 and an operating loss, principally as a result of the Company's focus on reorganizing its senior management team, including the promotion of Matthew de Ganon to the additional post of Chief Executive Officer, who replaced David Centner. Mr. Centner resigned from K2 to pursue other interests.

Liquidity and Capital Resources

         The Company's cash increased by $1,769,052, or 77.4% from $2,242,988 at December 31, 1997 to $4,012,040 at June 30, 1998. The increase was principally due to the Company's continued focus on collection of accounts receivable and actively managing accounts payable.

         The Company's cash position and its interest in TFSM restricted common stock (which may be sold commencing February 14, 1999), was further enhanced by approximately $3.3 million, before giving effect to transaction costs.

         The Company is dependent on its cash of approximately $4 million (at June 30, 1998), together with cash generated by operations for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for any expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable.1 Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business.

         Net cash provided by the Company's operating activities was $900,349 for the six months ended June 30, 1998 and related primarily to a substantial decrease in accounts receivable, which was partially offset by an increase in accounts payable and accrued expenses payable as is indicated in the statement of cash flows.

         In the six months ended June 30, 1998 the Company spent approximately $14,268 on capital expenditures,

--------
1 This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors Affecting Operating Results and Market Price of Stock" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 for a discussion of the risks and uncertainties which may affect this statement.

     consisting of furniture, fixtures and leasehold improvements acquired and made in connection with the Company's recent relocation of its principal offices. Additional capital expenditures of approximately $60,000 are expected to be made in connection with office leasehold improvements.

     PART II - OTHER INFORMATION

     Item 1. Not applicable

     Item 2. Changes in Securities and Use of Proceeds

     The following information is provided with respect to the use of proceeds from the Company's IPO:

     1.   Name of issuer: K2 Design, Inc.
     2.   a)   Effective date of the registration statement: July 26, 1996

          b)   Commission file number assigned to issuer: 333-4319

          c)   CUSIP number assigned to issuer: 482731

     3.   Offering commencement date: July 26, 1996
     4.   Managing underwriter: Donald & Co. Securities Inc.

     5.   Title of each class of security

          a)   Units
          b) Each Unit consists of one share of Common Stock and one redeemable common stock purchase warrant (each, a "Warrant"). Two Warrants entitle the holder to purchase one share of Common Stock for $7.50.

     6.   Amount and aggregate offering price

          a)   Units:

               Amounts registered                                 1,150,000
               Aggregate price of offering amount registered     $6,900,000
               Amount sold                                        1,149,939
               Aggregate offering price of amount sold           $6,899,634


     For the period ending June 30, 1998

     7.   Costs of offering:                               Direct or indirect
                                                           payments to others

          a)   Underwriting discounts and commissions            $  704,147
          b)   Finder's Fees                                     $      -0-
          c)   Expenses paid to or for underwriters              $  211,989
          d)   Other expenses                                    $  550,355
          e)   Total Expenses                                    $1,466,491

     8.   Net offering proceeds after expenses in item 7:        $5,433,143

      9. Use of net offering proceeds:

          a)   Construction of plant, building and facilities    $  303,530
          b)   Purchase and installation of machinery
                and equipment                                    $1,171,010
          c)   Purchase of real estate
          d)   Acquisition of other business(es)
          e)   Repayment of Indebtedness
          f)   Working capital                                   $3,958,603
          g)   Money market
          h)   Cash and investments - less than 90 day
          i)   Other cash assets
          j)   Restricted Cash


     10. Do the use(s) of proceeds in Item 9 represent a material change in the use(s) of proceeds described in the prospectus? No.

     11. This will be the final submission of form S-R. The IPO funds have been fully deployed.

Items 3.-5.  Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - Exhibit 27.1 - Final Data Schedule (included only in the electronic filing with the Securities and Exchange Commission)

          (b) A report on Form 8-K was filed on June 17, 1998 with respect to the sale of the CLIQNOW! business unit to TFSM on June 1, 1998.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           K2 DESIGN, INC.

Date:  August 19, 1998                     By: /s/ Matthew G. de Ganon
                                               -----------------------
                                               Matthew G. de Ganon
                                               Principal Executive Officer

                                           By: /s/ Seth Bressman
                                               ----------------------
                                               Seth Bressman
                                               Principal Financial and
                                                 Accounting Officer