Form 10QSB
period 1998-09-30
K2 DESIGN INC
filed 1998-11-20
CIK 1009624

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(MARK ONE)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                      OR

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          Commission File No. 1-11873

                                K2 DESIGN, INC.
       (Exact name of small business issuer as specified in its charter)


                                   DELAWARE
                        (State or other jurisdiction of
                        incorporation or organization)

                                  13-3886065
                               (I.R.S. Employer
                            Identification Number)

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


             Yes |X|                                              No |_|
                     Applicable only to Corporate Issuers:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     CLASS                                      OUTSTANDING AT OCTOBER 31, 1998
  Common stock, par value $.01 per share               3,684,965
  Common stock redeemable purchase warrants            1,000,000

  Transitional Small Business Disclosure Format  (check one):
  Yes |_|                                No |X|

                        K2 DESIGN, INC. AND SUBSIDIARY


                                     INDEX

                                                                                                                                Page
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated balance sheet - September 30, 1998 (unaudited)...................................................................3

     Consolidated statements of operations - three and nine months ended
          September 30, 1998 (unaudited) and September 30, 1997 (unaudited)........................................................4

     Consolidated statements of cash flows - nine months ended
          September 30, 1998 (unaudited) and September 30, 1997 (unaudited) .......................................................5

     Notes to consolidated financial statements (unaudited)........................................................................7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.........................................................................................................................9


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.....................................................................................13

SIGNATURES........................................................................................................................14


                        K2 DESIGN, INC. AND SUBSIDIARY
                        ------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------



ASSETS                                                                                           September 30,
                                                                                                     1998
                                                                                                  (unaudited)
                                                                                                 --------------
Current Assets:
Cash                                                                                              $2,919,541
Accounts receivable, net of allowance for doubtful accounts of $84,500                             1,258,058
Prepaid expenses and other current assets                                                            981,304
                                                                                                  ----------
Total current assets                                                                               5,158,903

Investment in restricted securities                                                                3,000,000
Equipment and leasehold improvements, net                                                            766,700
Restricted cash                                                                                      150,711
Other assets                                                                                           9,172
                                                                                                  ----------
     Total assets                                                                                 $9,085,486
                                                                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Current portion of capital lease obligations                                                         $41,781
Accounts payable                                                                                   1,266,082
Accrued compensation and payroll taxes                                                               125,949
Other accrued expenses                                                                             1,321,636
Customer advances                                                                                    164,688
                                                                                                  ----------
Total current liabilities                                                                          2,920,136

Long-term capital lease obligations                                                                   10,083

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and                         0
outstanding
Common stock, $0.01 par value 9,000,000 shares authorized;                                            36,850
     3,684,965 shares issued and outstanding
Treasury Stock                                                                                      (386,781)
Additional paid-in capital                                                                         6,400,538
Retained Earnings                                                                                    104,660
                                                                                                  ----------
Total stockholders' equity                                                                         6,155,267
                                                                                                  ----------
     Total liabilities and stockholders' equity                                                   $9,085,486
                                                                                                  ==========

                       K2 DESIGN, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------


                                                                      Three Months Ended
                                                                          September 30,              Nine Months Ended September 30,
                                                                     1998              1997              1998               1997
                                                                  -------------------------         -------------------------------
                                                                          (unaudited)                            (unaudited)
Revenues                                                          $1,901,265     $1,636,991          $5,936,879        $4,384,467
Direct salaries and costs                                          1,448,140      1,225,886           4,116,233         3,247,227
Selling, general and administrative
expenses                                                             655,281        737,674           1,876,395         1,966,171
Depreciation                                                          86,539         86,305             263,818           202,011
                                                                  ----------     ----------          ----------        ----------
Loss from continuing operations before                              (288,695)      (412,874)           (319,567)       (1,030,942)
interest and other income, net, income  taxes and
discontinued operations
Interest and other income, net                                        76,322         25,003             135,306            93,878
                                                                  ----------     ----------          ----------        ----------
Loss before income tax provision
     and discontinued operations                                    (212,373)      (387,871)           (184,261)         (937,064)
Provision for income taxes                                            18,870          9,014              21,307            13,970
                                                                  ----------     ----------          ----------        ----------
Loss from continuing operations                                    ($231,243)     ($396,885)          ($205,568)        ($951,034)
Loss from discontinued operations                                         (0)      (198,100)            (85,309)         (445,150)
Gain (loss) from sale of discontinued operations                    (107,919)             0           2,994,204                 0
                                                                  ----------     ----------          ----------        ----------
Net income (loss)                                                  ($339,162)     ($594,985)         $2,703,327       ($1,396,184)
                                                                  ==========     ==========          ==========        ==========
Loss per share from continuing
operations -
  Basic                                                               ($0.07)        ($0.11)              (0.06)           ($0.26)
  Diluted                                                             ($0.07)        ($0.11)              (0.06)           ($0.26)
Loss per share from discontinued  operations
  Basic                                                               ($0.00)        ($0.05)             ($0.02)           ($0.12)
  Diluted                                                             ($0.00)        ($0.05)             ($0.02)           ($0.12)
Gain (loss) per share from sale of
     discontinued operations -
  Basic                                                               ($0.03)         $0.00               $0.83             $0.00
  Diluted                                                             ($0.03)         $0.00               $0.81             $0.00
Net income (loss) per share
  Basic                                                               ($0.10)        ($0.16)               $0.75           ($0.38)
                                                                  ==========     ==========          ===========       ==========
  Diluted                                                             ($0.10)        ($0.16)               $0.73           ($0.38)
                                                                  ==========     ==========          ===========       ==========
Weighted average basic common shares
     outstanding                                                   3,508,579      3,680,671            3,591,292        3,657,433
                                                                  ==========     ==========          ===========       ==========
Weighted average diluted common shares
outstanding                                                        3,508,579      3,680,671            3,691,272        3,657,433
                                                                  ==========     ==========          ===========       ==========



                       K2 DESIGN, INC. AND SUBSIDIARY
                       ------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------



                                                                                                      Nine Months Ended
                                                                                                        September 30,

                                                                                              1998                         1997
                                                                                           (unaudited)                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $2,703,327                 $(1,396,183)
Net gain from sale of discontinued operation                                                (2,994,204)                          -
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Recognition of deferred compensation                                                            51,640                           -
Depreciation                                                                                   263,818                      207,689
Changes in-
Accounts receivable                                                                          2,175,095                      708,213
Prepaid and other assets                                                                       (64,816)                    (793,631)
Restricted cash                                                                                      -                     (638,614)
Costs in excess of billing                                                                    (454,428)                           -
Other assets                                                                                       901                          600
Accounts payable                                                                              (644,296)                    (492,033)
Accrued compensation and payroll taxes                                                         (34,800)                     105,314
Other accrued expenses                                                                        (200,505)                     191,738
Deferred revenue                                                                              (642,605)                     324,900
Customer advances                                                                              134,134                     (165,615)
                                                                                            ----------                 -----------
Net cash provided by (used in) operating activities                                            293,261                   (1,947,622)
                                                                                            ----------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operation                                                   922,836                            -
Purchase of fixed assets                                                                       (99,604)                    (629,203)
                                                                                            ----------                 -----------
Net cash provided by (used in) investing activities                                            823,232                     (629,203)
                                                                                            ----------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury Stock                                                                    (386,781)                           -
Proceeds from notes payable                                                                          -                      466,667
Principal payments on capital lease obligations                                                (53,159)                     (47,080)
Capital contribution                                                                                 -                       36,725
                                                                                            ----------                 -----------
Net provided by (used in) financing activities                                                (439,940)                     456,312
Net increase (decrease) in cash                                                                676,553                   (2,120,513)

Cash, beginning of period                                                                    2,242,988                    3,867,430
                                                                                            ----------                 ------------
Cash, end of period                                                                         $2,919,541                 $  1,746,917
                                                                                            ==========                 ============

                       K2 DESIGN, INC. AND SUBSIDIARY
                       ------------------------------




                                                                                                      Nine Months Ended
                                                                                                        September 30,

                                                                                              1998                         1997
                                                                                         -------------------------------------------

                                                                                           (unaudited)                  (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-

Interest                                                                                      28,575                       26,547
                                                                                         ===========                   ==========
Income taxes                                                                                  20,595                       13,970
                                                                                         ===========                   ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Assets acquired under capital lease obligations                                                    -                       39,212
                                                                                         ===========                   ==========


                       K2 DESIGN, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

                         September 30, 1998 and 1997



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

Discontinued Operations
-----------------------

On June 1, 1998, the Company sold its CLIQNOW! business unit to 24/7 Media, Inc. ("TFSM") for gross proceeds of $4 million, consisting of approximately $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. Net proceeds to the Company were approximately $3.3 million, prior to transaction costs but after giving effect to payments to certain employees of the CLIQNOW! business unit. On August 14, 1998, TFSM's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. As a result, the TFSM Convertible Redeemable Preferred Stock automatically converted on that date into 196,490 shares of common stock of TFSM, the lock-up in respect of which expires February 14, 1999. These shares are not registered and may not be publicly sold until the earlier of
(i) the effective date of a registration statement in respect of such shares and (ii) pursuant to Rule 144, subject to volume and other restrictions, commencing June 1, 1999. The Company has requested that the shares be registered pursuant to its contractual arrangements with TFSM. Accordingly, the consolidated financial statements exclude the results of operations attributable to the CLIQNOW! business unit, which are consolidated in the line item "Gain (loss) from sale of discontinued operations." However, although accounting principles allocate certain Company expenses to the discontinued operations, certain of those expenses remain even after the sale of CLIQNOW! (e.g., rent expenses). Therefore, the Company's operating results from continuing operations for the periods discussed herein are not necessarily representative of future periods.

2.       Net Income (Loss) Per Share of Common Stock
         -------------------------------------------

SFAS 128, "Earnings per Share" establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net income (loss) and share amounts used to calculate basic and diluted income (loss) per share:


                                                      Three Months Ended September 30,              Nine Months Ended September 30
                                                           1998                 1997                   1998                1997
                                                      ---------------      ------------             ------------       ------------
                                                                 (unaudited)                                  (unaudited)
Numerator: Net Income (loss)                             ($339,162)           ($594,985)             $2,703,327        ($1,396,184)

Denominator: Weighted average number                     3,508,579            3,680,671               3,591,292          3,657,433
of common shares outstanding - Basic

Weighted average number of common                        3,508,579            3,680,671               3,691,272          3,657,433
shares outstanding - Diluted

Net income (loss) per share

  Basic                                                     ($0.10)              ($0.16)                  $0.75             ($0.38)

  Diluted                                                   ($0.10)**            ($0.16)*                 $0.73**           ($0.38)*

         ---------------------------
        *Excludes outstanding stock options as of September 30, 1997 as they are antidilutive.

       **Excludes outstanding stock options for the quarter ended September 30, 1998 as they are antidilutive.

3.       Contingent Liabilities

The Company may be required to pay approximately $485,000 to an executive officer pursuant to an agreement with him. The agreement permits such executive officer to terminate his employment during the six months commencing December 26, 1998 and receive a lump sum payment to him as of the termination date equal to the remaining salary under his current employment agreement, approximately $485,000 as of December 26, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of the Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review "Factors Affecting Operating Results and Market Price of Stock" commencing on page 13 of the Company's 1997 Annual Report on Form 10-KSB for a discussion of these risks and uncertainties.


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

         Revenues are recognized on a percentage of completion basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. Most of the Company's revenues have been generated on a fixed fee or cap fee basis. The Company also provides ongoing services to certain customers.

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

         In addition, on June 1, 1998, the Company sold its CLIQNOW! business unit to 24/7 Media, Inc. ("TFSM") for gross proceeds of $4 million, consisting of $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. Net proceeds to the Company were approximately $3.3 million, prior to transaction costs but after giving effect to payments to certain employees of the CLIQNOW! business unit. On August 14, 1998, TFSM's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. As a result, the TFSM Convertible Redeemable Preferred Stock automatically converted on that date into 196,490 shares of common stock of TFSM, the lock-up in respect of which expires February 14, 1999. These shares are not registered and may not be publicly sold until the earlier of
(i) the effective date of a registration statement in respect of such shares and (ii) pursuant to Rule 144, subject to volume and other restrictions commencing June 1, 1999. The Company has requested that the shares be registered pursuant to its contractual arrangements with TFSM. Accordingly, the discussion below excludes the results of operations attributable to the CLIQNOW! business unit, which are consolidated in the Company's financial statements in the line item "Gain (loss) from sale of discontinued operations." However, although accounting principles allocate certain Company expenses to the discontinued operations, certain of those expenses remain even after the sale of CLIQNOW! (e.g., rent expenses). Therefore, the Company's operating results from continuing operations for the periods discussed herein are not necessarily representative of future periods.

         The changes in the various line items discussed below reflect the impact of the Company's cost cutting measures implemented commencing in November 1997, partially offset by a decline in the third quarter of 1998 in net revenues (i.e., gross revenues less pass-through expenses such as media placement costs). Management believes that such decline is primarily the result of a weak sales effort during the first half of 1998 and overall management realignment. Since the Company's sales cycle is typically several months, the weak sales effort in the first half of 1998 is also expected to adversely impact the fourth quarter of 1998. Additionally, the Company was recently informed that WavePhore, Inc., which accounted for approximately 70% of third quarter gross revenue and approximately 25% of nine month gross revenue, will not be utilizing the Company's services beyond the fourth quarter. It is also expected that fourth quarter revenue from WavePhore, Inc. will be significantly reduced as compared to third quarter levels. Accordingly, management believes that the Company will incur a loss from continuing operating in the fourth quarter comparable to or greater than that in the third quarter.*

         The Company has began to address this situation by (i) expanding its senior management team with the recent hire of Lynn Fantom as President and Chief Executive Officer, (ii) changing the nature of its target customer and the business sought and (iii) allocating additional resources to its sales efforts.


                                                                Percentage of Revenues                      Percentage of Revenues
                                                              For the Three Months Ended                  For the Nine Months Ended
                                                                     September 30,                               September 30
                                                                1998                1997                  1998                1997
                                                              -------              ------               -------             -------
Revenues:                                                     100.00%              100.0%               100.00%             100.00%
Operating Expenses:
    Direct salaries and costs                                   76.2%               74.9%                 69.3%               74.1%
    Selling, general and administrative                         34.5%               45.0%                 31.6%               44.8%
    Depreciation                                                 4.5%                5.3%                  4.4%                4.6%
         Total operating expenses                              115.2%              125.2%                105.3%              123.5%
Loss from continuing operations before                         (15.2)%             (25.2)%                (5.3%)             (23.5)%
    interest and discontinued operations
Interest and other income, net                                   4.0%                1.5%                  2.2%                2.1%
Income (loss) before income tax provision and                  (11.2)%             (23.7)%                (3.1)%             (21.4)%
    discontinued operations
Provision for income taxes                                       1.0%                 .5%                  0.4%                0.3%
Income (loss) from continuing operations                       (12.2)%             (24.2)%                (3.5)%             (21.7)%
Loss from discontinued operations                               (0.0)%             (12.1)%                (1.4)%             (10.1)%
Gain (Loss) from sale of discontinued                           (5.6)%                0.0%                  50.4                0.0%
operations


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


Net income (loss)                                              (17.8)%             (36.3)%                 45.5%             (31.8)%

Revenues

         Revenues for the three months ended September 30, 1998 and 1997 were $1,901,265 and $1,636,991, respectively, or an increase of approximately 16%. However, net revenues (i.e., gross revenues less pass-through expenses such as media placement costs) during the same periods were $891,939 and $1,389,163, respectively, or a decrease of 36%. See Management's Discussion and Analysis of Financial Condition and Results of Operations--General." During the three months ended September 30, 1998, WavePhore, Standard & Poors and Lexis-Nexis accounted for approximately 72%, 8% and 7%, respectively, of the Company's gross revenues. During the three months ended September 30, 1997, Cox Interactive Media, Inc., Bell Communications Research, Inc. and American Express Company accounted for approximately 23%, 19% and 14%, respectively, of the Company's gross revenues.

         Revenues for the nine months ended September 30, 1998 and 1997 were approximately $5,937,000 and $4,384,000, respectively, or an increase of approximately 35%. However, during the nine months ended September 1998, net revenues were $3,373,600 compared to net revenues of $3,700,629 for the 1997 period, a decease of $327,029 or 9%. During the nine months ended September 30, 1998, WavePhore, Standard & Poors, and Bell Atlantic, accounted for approximately 25%, 17% and 6%, respectively, of the Company's revenues. During the nine months ended September 30, 1997, WavePhore, Toys "R" Us Corporation and Bell Communications Research, Inc. accounted for approximately 21%, 10% and 10%, respectively, of the Company's revenues.

Direct Salaries and Costs

         Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs stayed relatively stable for the three months ended September 30, 1998 as compared to the same period in 1997. In absolute dollars, direct salaries and costs increased by approximately $222,000 from approximately $1,226,000 for the 1997 quarter to approximately $1,448,000 for the 1998 quarter. In the 1998 period, direct salaries and costs consisted primarily of approximately $931,000 of media placement costs, and approximately $470,000 paid as direct labor costs. In the 1997 period, direct salaries and costs consisted primarily of approximately $248,000 paid as media placement costs and approximately $597,000 paid as direct labor costs.

         As a percentage of revenues, direct salaries and costs decreased by approximately 5% in the nine months ended September 30, 1998, as compared to the same period in 1997. In absolute dollars, direct salaries and costs increased by approximately $869,000 from approximately $3,247,000 in the nine months ended September 30, 1997 to approximately $4,116,000 in the nine months ended September 30, 1998. In the 1998 period, direct salaries and costs consisted primarily of approximately $2,365,000 of media placement costs, and approximately $1,338,000 paid as direct labor costs. In the 1997 period, direct salaries and costs consisted primarily of approximately $684,000 paid as media placement costs and approximately $1,563,000 paid as direct labor costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were approximately $655,000 (34.5% of revenues) and $738,000 (45.0% of revenues), respectively, and consisted primarily of labor costs, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. The decrease in both absolute dollars and as a percentage of revenues reflects the application of tighter controls in connection with the Company's cost reduction plan.

         Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1997 were approximately $1,876,000 (31.6% of revenues) and $1,966,000 (44.8% of revenues), respectively, and consisted primarily of labor costs, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. The decrease in both absolute dollars and as a percentage of revenues reflects the application of tighter controls in connection with the Company's cost reduction plan.

Depreciation

         Depreciation expense was approximately $87,000 and $86,000 in the three months ended September 30, 1998 and 1997, respectively, and approximately $264,000 and $202,000 in the nine months ended September 30, 1998 and 1997, respectively, and related to depreciation of equipment and leasehold improvements. The Company's depreciation expenses in 1998 have increased significantly as a result of depreciation of the Company's equipment and leasehold improvement in connection with the acquisition of computer equipment and the relocation of its offices.

Income Taxes

         As a result of the gain from the sale of discontinued operations, the Company's net operating loss carry forward has been reduced by approximately $3 million to approximately $140,000.

Gain on Sale of Discontinued Operations

         On June 1, 1998, the Company sold its CLIQNOW! business unit to TFSM for gross proceeds of $4 million, consisting of approximately $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. Net proceeds to the Company were approximately $3.3 million, prior to transaction costs but after giving effect to payments to certain employees of the CLIQNOW! business unit. The Company recorded a gain on sale with respect to this transaction of $2,994,204 during the nine months ended September 30, 1998.

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

         The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of media placement and maintenance versus other forms of advertising. In November 1997, the Company began to reduce expenses in an effort to bring them in line with current and anticipated revenue levels. In addition, management believes that the Company's results of operations in the fourth quarter of 1998 will also reflect a significant decrease in net revenues as compared to the comparable quarter of 1997 and an operating loss as the factors that impacted third quarter 1998 revenues are expected to similarly impact the fourth quarter, and the loss of WavePhore, Inc. will also have a negative impact on the results for the fourth quarter.*

Liquidity and Capital Resources

         The Company's cash of $2,919,541, plus the value of its equity position in TFSM at cost of $2,558,339, or an aggregate of approximately $5,478,000, reflects a decrease of approximately $1,100,000 or 17% as compared to June 30, 1998. However, on November 13, 1998, the value of such equity position was approximately $3,488,000, or an increase over cost of approximately $930,0000.

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

         The Company is dependent on its cash and the TFSM stock, together with cash generated by operations for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for any expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable.* Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business.

         Net cash provided by the Company's operating activities was $293,261 for the nine months ended September 30, 1998 and related primarily to a substantial decrease in accounts receivable, and a decrease in accounts payable, accrued expenses payable and deferred revenue as is indicated in the statement of cash flows.

         The Company was also required to use approximately $200,000 of its cash for tax payments in respect of payments to its former CLIQNOW! employees upon release of certain TFSM stock to them (which occurred on November 13, 1998). In addition, the Company may be required to pay approximately $485,000 to an executive officer pursuant to an agreement with him. The agreement permits such executive officer to terminate his employment during the six months commencing December 26, 1998 and receive a lump sum payment to him as of the termination date equal to the remaining salary under his current employment agreement, approximately $485,000 as of December 26, 1998. See Note 3 to Financial Statements.

         In the nine months ended September 30, 1998 the Company spent approximately $100,000 on capital expenditures, consisting of computer equipment, furniture, fixtures and leasehold improvements acquired and made in connection with the Company's recent relocation of its principal offices. Additional capital expenditures of approximately $45,000 are expected to be made in connection with office leasehold improvements.

Year 2000 Compliance

         There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has not verified that companies doing business with it are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects with year 2000 compliance. Any year 2000 compliance problem of either the Company or its customers could have a material adverse effect on the Company's business, results of operations and financial condition.


PART II - OTHER INFORMATION

Items 1., 2., 3., 4., & 5. Not applicable.

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

(b)      None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                K2 DESIGN, INC.


Date:  November 18, 1998        By: /s/ Matthew G. de Ganon
                                    -----------------------
                                    Matthew G. de Ganon
                                    Principal Executive Officer



                                By: /s/ Seth Bressman
                                    -----------------------
                                    Seth Bressman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)