Form 10KSB
period 1998-12-31
K2 DESIGN INC
filed 1999-03-31
CIK 1009624

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File Number: 1-11873
                                                 -------

                                 K2 DESIGN, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3886065
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

30 Broad Street, 16th Fl., New York, NY                            10004
---------------------------------------                         ------------
       (Address of principal                                     (Zip Code)
        executive offices)

Issuer's telephone number: (212) 301-8800
-----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X   No____

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained is this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  Yes____   No X

         State issuer's revenues for its most recent fiscal year:  $6,419,967.

         As of March 26, 1999, there were outstanding 3,469,176, shares (not including treasury shares) of Common Stock (the "Common Stock") and Redeemable Common Stock Purchase Warrants to purchase an aggregate of 1,000,000 shares of Common Stock (the "Warrants"). Based on the closing sales price of the Common Stock on March 26, 1999 of $3.375 per share, the approximate aggregate market value of Common Stock held by non-affiliates was $7,506,965.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 1999 Definitive Proxy Statement, which statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

         Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).

         Transitional Small Business Disclosure Format (check one):
                                                                Yes ___  No X

              [The remainder of this page is intentionally blank.]

The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 14.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         K2 Design, Inc. (the "Company" or "K2") primarily provides interactive marketing and communications services to commercial organizations over the Internet and World Wide Web (the "Web"). Commencing after the Company's initial public offering ("IPO") on July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications company, largely in response to and in anticipation of demands from its clients for services complementary to the Company's core Web site design services. Complementary services the Company now provides include, among others, development of CD-ROM discs, media placement on Web sites, live Internet broadcasts and the development of brand and direct response strategies and offline media services. In 1998 and 1997, approximately 90% of the Company's revenues were derived from interactive advertising services. Since its inception, the Company, alone and with others, has designed and created more than 80 Web sites, including MCI Telecommunications Corporation ("MCI"), a subsidiary of MCI Communications Corporation, and for Waterhouse Securities Corporation, Bell Communications Research, Inc., American Express Company, Bayer Corporation, Wavephore, Inc. and Lexis-Nexis. See "Marketing Channel-Sources."

         The Company's core Web site expertise positioned it to effectively transition into a full service integrated, interactive marketing and communication company. The Company's services are used by its clients to create a new medium for advertisement, promotion and technical support of such customer's products and services. Web sites can provide commercial organizations benefits in addition to those available through conventional media, including the ability to enhance a corporate brand, engage and entertain consumers, provide in-depth information, reduce selling and operating costs, generate leads and build retail traffic, expand distribution channels (e-commerce), promote major sporting and entertainment events and monitor popularity of content, conduct research, and build databases for on-going marketing efforts.

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

K2 SERVICES

         K2 partners with clients to focus on how new and emerging technologies can help them build one-to-one customer relationships. Tapping into superior strategic expertise, media know-how, creative talent and technical excellence, we guide our clients to achieving a favorable return on investment from Web-based marketing.

         The scope of K2's services has ranged from consulting services to complete marketing-driven design and construction of multi-level Web sites, including the capture of live video feeds and audio feeds from remote locations. The Company also offers numerous integrated services in addition to those discussed above, particularly offline media planning and buying related to building online businesses. These services are principally comprised of the identification, negotiation for and purchase of banners, sponsorship and proprietary partnerships on Web sites and the purchase of key words from search engines.

         The Company currently provides interactive services, including: qualitative and quantitative research, Web usability labs, positioning studies for online branding, strategic planning, e-commerce planning, online and traditional media planning and buying, proprietary media partnerships, marketing strategies, Web design, creative services for offline and online advertising (banners, rich media, interstitials), technical strategies, requirements specifications and programming.

K2 STRENGTHS

Focus on Clients' Business Objectives

         The Company has made understanding its clients' business challenges the primary focus that guides its customer services. The Company often works with its clients' management to determine how best to integrate Web sites with the clients' business goals.

Technological Expertise

         The Company believes the creative application of leading technologies is also crucial to the success of its business. The Company's technical programming personnel are skilled in various computer operating systems, tools and languages, including, C/C++, Macromedia products, Visual Basic, Relational Databases, Fortran, Unix, Linux, Perl, PHP, Java, VRML, Real Audio and Video, Windows NT, Netscape server, Apache server, Director, Enliven, Flash, Quicktime, Microsoft's streaming video format-ASF, among others. These programmers are responsible for providing complex computer programming for special features on CD-ROM products and Web sites as well as periodically assessing new technologies in order to identify and deploy, directly and through independent contractors, those that are most promising for enhancing the Company's business and that of its clients.

Creative Expertise

         The Company believes that, in addition to the creative elements required in traditional graphic design, superior interactive development requires that the end product is easy-to-use, contains intuitive interfaces and seamless integrated technologies and has an engaging look and feel. Management believes that the Company's creative staff possesses a broad spectrum of expertise to meet clients' creative needs. In order to maintain high levels of creativity and quality, the Company intends to recruit the best talent available.* However, competition for creative personnel is especially intense and there can be no assurance that the Company will attract or retain adequate creative talent to accomplish these goals.

Media Planning and Buying

         The Company has determined through testing and ongoing results monitoring that media planning is critical to the success of an online advertising program. The K2 approach involves classic media research, planning, negotiation of buys, results audits, and optimization of media plans based on analysis of those results. K2 media plans have also included television, radio and print vehicles when these media are the most effective in reaching the target audience to create awareness of a Web site and to drive traffic to it.

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

Leverage Development Efforts

         In the course of developing customized Web sites for certain clients, the Company may gain technical know-how that can be applied in other efforts. The Company believes that its experience has the potential to reduce future development costs.*

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance.

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

Channel Marketing

         The Company will continue to focus on developing strategic relationships with Channel Sources (defined below) that seek to augment their businesses by making available the Company's services to their own customer base. See "Marketing-Channel Sources."

MARKETING

General

         The Company markets its services directly and seeks to form strategic marketing relationships with third parties. At December 31, 1998, the Company had two employees dedicated to business development. Additionally, two of the Company's executive officers spend a portion of their time marketing the Company's services. The Company also seeks to attract new clients through other methods, including referrals from existing clients. The Company seeks to cross-sell its various services to its clients and prospective clients through sales presentations that encourage clients to utilize all of the Company's services.

Channel Sources

         The Company's marketing efforts to date have focused in part on developing strategic relationships with other companies, such as advertising agencies, hardware and software companies and Internet service providers ("Channel Sources") that seek to augment their businesses by making available interactive advertising and Web site design and creative services provided by the Company and other third parties. The Company therefore targets advertising agencies that do not offer Web site related services, providers of other Internet services (e.g., access, connectivity and Web site hosting), consultants and systems integrators, and other businesses whose clients are likely to require the services that the Company provides.

CLIENTS

         K2's client relationships have ranged from Fortune 500 companies to entrepreneurial Web related start-ups. In fiscal 1998, the Company's four largest clients, WavePhore (approximately 23.4%), Standard & Poor's (approximately 18.5%), Bell Atlantic Network Services (approximately 6.0%) and Lexis-Nexis (approximately 5.8%) accounted for approximately 30.3% of total revenue. In fiscal 1997, the Company's four largest clients Cox, Interactive Media (approximately 15.3%), WavePhore (approximately 11.8%), Bell Communications (approximately 6.0%) and Planet Direct

(approximately 6.0%) accounted for approximately 39.0% of total revenue. However, WavePhore terminated its relationship with the Company at the end of the third quarter of 1998. Although WavePhore accounted for a material portion of revenue during the past two fiscal years, the Company's revenues are project oriented and, thus, the Company is dependent on its ability to replace and attract new clients upon the completion of existing projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In the past, Web design businesses have tended to be project-oriented engagements, with the completion of the project occurring over a 3 to 5 month period. Although such assignments comprise an important part of K2's consulting and creative business, our current marketing-driven business model includes a dedicated effort to continue and cultivate existing relationships with clients, most of which use media placement as a central part of their strategic activity. For example, Standard & Poor's initially engaged the Company in 1997, accounted for approximately 18.5% of revenue in 1998 and has continued to use K2's services in 1999.

TRADEMARKS

         The Company applied to the U.S. Patent and Trademark Office for several trademarks, which are all in examination but have not yet been published for opposition. There can be no assurance that any of these trademarks will be granted. Trademarks for which the Company has applied include K2(TM) and K2 Design(TM).

GOVERNMENT REGULATION

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to Web site service companies and marketing and communications firms. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as the Company face potential liability for the actions of clients and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. Although the Company maintains $1 million of errors and omissions insurance, a $1 million of general liability insurance, and a $1 million umbrella policy, any imposition of liability in excess of such policies limits or if not covered by such policies could have a material adverse effect on the Company.

COMPETITION

         The markets for the Company's services are highly competitive and are characterized by pressures to incorporate new technologies, accelerate completion schedules and reduce prices. The Company expects competition for its services to intensify in the future, partly because there are no substantial barriers to entry into the Company's business. The Company faces competition from a number of sources, including potential clients that perform interactive marketing and communications services and Web site development services in-house. These sources also include other Web site service boutique firms, communications, telephone and telecommunications companies, computer hardware and software companies, established online services companies, advertising agencies, Internet-services and access providers as well as specialized and integrated marketing communication companies such as Think New Ideas, Inc., all of which are entering the Web site design and creation market in varying degrees and are competing with the Company. Many of the Company's competitors or potential competitors have significantly greater financial, sales, marketing and other resources than the Company. The Company's ability to retain relationships with Channel Sources and its existing clients and generate new clients and relationships with Channel Sources depends to a significant degree on the quality of its services and its reputation, as compared with the quality of services provided by and the reputations of, the Company's competitors. The Company also competes on the basis of creative reputation, price, reliability of services and responsiveness. There can be no assurance that the Company will be able to compete and its inability to do so would have a material adverse impact on the Company's business, financial condition and operating results.

EMPLOYEES

         At December 31, 1998, the Company had 38 employees, of which 34 are full-time employees. Full-time employees include 4 in strategic planning, executive management, business development; 4 account managers; 3 media planning/buying personnel; 13 creative and production personnel; and 4 programmers, in addition to administrative staff.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's offices occupy approximately 13,700 square feet of an office building in New York City at an annual rent ranging, over the term of the lease, from approximately $226,100 to $246,600 ($16.50 to $18.00 per square foot) payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. The lease has a six-year term and expires April 18, 2003. The Company believes that its current rental payment per square foot is significantly below the average rental for comparable office space in New York City.

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

         The Company no longer leases office space in Baltimore, Maryland. The landlord had executed a lease termination agreement with the Company on December 23, 1998. The Company has no future liability for the office space at that location.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings as of the date hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap Market ("NASDAQ") under the symbol "KTWO" and on the Boston Stock Exchange under the symbol "KTOO". The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ from the quarter ended March 31, 1997, through December 31, 1998. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Quarter Ended           High            Low
--------------------         --------        -------
March 31, 1997                7 1/8          5 5/16

June 30, 1997                 6 1/4            3

September 30, 1997            5 1/4          3 1/8

December 31, 1997            4 23/32         1 9/16

March 31, 1998                2 1/16         1 3/8

June 30, 1998                 5 1/8          2 1/4

September 30, 1998            4 3/8         1 11/16

December 31, 1998             4 3/8          1 1/4

         The approximate number of record holders of the Common Stock at December 31, 1998 was 43, not including beneficial owners whose shares are held by banks, brokers and other nominees.

         During 1998, the Company repurchased an aggregate of 246,250 shares of its Common Stock from three of its stockholders for $386,781. These shares are reflected on the Company's books as treasury stock as of December 31, 1998.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results and Market Price of Stock" commencing on page 14.

OVERVIEW

         The Company was founded in 1993 as a general partnership and initially operated a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and in August 1994 for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation. After the Company's IPO on July 26, 1996, the Company began to develop its vision to become a full-service interactive marketing and communications company, largely in anticipation of demands from its clients for additional complementary services. The Company now provides such services as development of online brand, direct response, communications and technical strategies, development of CD-ROM discs, media placement on Web sites, consulting services regarding Web site usage and user characteristics, development and maintenance of Company-owned Web site advertising networks, live Internet broadcasts and offline media services.

         As a result of the expansion of the Company's services beyond Web site design and creation, the Company incurred significant expenses in 1996 in anticipation of future revenues. The Company implemented several cost-cutting measures in 1997 in an effort to control expenses and bring them in line with anticipated revenue levels. The Company remains sensitive to its high ratio of expenses as compared to revenues and is committed to continuing to control and reduce costs, salaries and other overhead items.

RESULTS OF OPERATIONS

General

         Revenues are recognized on a percentage-of-completion basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. A portion of the Company's revenues have been generated on a fixed fee or cap fee basis.

         On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media Inc. and received both cash and common stock of 24/7 Media, Inc. At December 31, 1998, the Company owned 196,492 shares of common stock of 24/7 Media, Inc., valued on the Company's books at approximately $2.6 million, the value ascribed to such shares in connection with the sale. As a result of management's decision to discontinue the CLIQNOW! Division in May 1998 prior to the sale, the 1998 and 1997 statements of operations reflect the CLIQNOW! Division as a discontinued operation.

                                                                Percentage of Revenues
                                                                Year Ended December 31,
                                                             ----------------------------
                                                              1998               1997
                                                             -------            -------
Revenues                                                      100.0%             100.0%

Operating expenses

         Direct salaries and costs                             75.5%              75.3%
         Selling, general and administrative expenses          46.9%              37.0%
         Depreciation                                           5.5%               4.5%
                                                             -------            -------
                  Total operating expenses                    127.9%             116.8%
                                                             -------            -------
                  Operating loss
                                                              (27.9)%            (16.8)%
Interest and other income, net                                  2.5%               0.5%
                                                             -------            -------

Loss before income tax provision and discontinued
operations                                                    (25.4)%            (16.3)%

Provision for income tax                                        0.6%               0.3%
                                                             -------            -------



                                                                Percentage of Revenues
                                                                Year Ended December 31,
                                                             ----------------------------
                                                              1998               1997
                                                             -------            -------

         Loss from continuing operations                      (26.0)%            (16.6)%
Loss from discontinued operations                              (1.3)%             (6.1)%

Gain from sale of discontinued operations                      46.6%                --
                                                             -------            -------

                   Net income (loss)                           19.3%             (22.7)%
                                                             =======            =======


Revenues

         Revenues for the years ended December 31, 1998 and 1997 were $6,420,000 and $7,501,000, respectively, or a decrease of 14.4% in 1998 as compared to 1997. The decrease in revenues was due principally to a decrease in sales volume, which management believes was primarily a result of changes in management during the third and fourth quarters of 1998 and the loss of two large clients, WavePhore, Inc. and Audio Book Club, Inc. in the third quarter, which were not immediately replaced. In 1998 and 1997, revenues from continuing operations were primarily generated from interactive advertising services and traditional graphic services.

Direct Salaries and Costs

         Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs increased in 1998 as compared to 1997 from 75.3% to 75.5%. In absolute dollars, the Company's direct salaries and costs for 1998 decreased to $4,848,000 from $5,646,000 in 1997, reflecting reduced sales and direct labor in 1998. In 1998, direct salaries and costs consisted primarily of $2,596,000 of media costs, $1,735,000 of direct salary costs and $145,000 paid to freelance artists and other independent contractors, $44,000 of bad debt expenses, and $38,000 paid for printing and photography. The remainder consisted of various project costs. In 1997, direct salaries and costs consisted primarily of $2,143,000 of media costs, $2,008,000 of direct salary costs and $574,000 paid to freelance artists and other independent contractors, $351,000 of bad debt expenses, and $245,000 paid for printing and photography. The remainder consisted of various project costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for 1998 increased to $3,009,000 (46.9% of revenues) from $2,775,000 in 1997 (37.0% of revenues), and in each period consisted of salaries, professional fees, occupancy costs, marketing and advertising and travel and office expenses and supplies, among other things. The increase in 1998 is also due in part to severance expense in the amount of $400,000, which amount was expensed in the fourth quarter of 1998, but will be paid in 1999. As a result of the Company's management reorganization, overall executive salaries have decreased due to the restructuring of certain executive positions.

Depreciation

         Depreciation expense was $357,000 and $339,000 for fiscal 1998 and fiscal 1997, respectively, and related primarily to depreciation of equipment and leasehold improvements. The depreciation expense in fiscal 1998 was principally the result of depreciation of the Company's equipment and leasehold improvements in connection with the acquisition of computer equipment and the relocation of its offices.

Interest and Other Income, Net

         The Company's cash investments earned interest and other income net of interest expense and other expenses of $161,000 for the year ended December 31, 1998. The Company incurred interest and other income net of interest expense and other expenses of $37,000 for the year ended December 31, 1997.

Operating Loss

         Excluding the gain on sale from discontinued operations, the Company incurred a net loss from operations in 1998 of $(1,672,000) as compared to a net loss from operations in 1997 of $(1,241,000). The increased net loss from operations in 1998 as compared to 1997 is attributable to reduced revenues in the fourth quarter without a corresponding reduction in labor costs and a $400,000 severance charge.

Selected Quarterly Operating Results (Unaudited)

         The following table presents unaudited quarterly financial information for the period from January 1, 1997 to December 31, 1998. The information has been derived from the Company's unaudited Consolidated Financial Statements. The unaudited quarterly financial information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, including adjustments to remove discontinued operations from operating results and normal recurring adjustments, that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's audited Consolidated Financial Statements and the accompanying notes thereto appearing elsewhere in this Report. These results are not indicative of results for any future period.

                                            1997                                                   1998
                      March 31,     June 30,   September 30,  December 31,   March 31,     June 30,    September 30,  December 31,
                      ---------     --------   -------------  ------------  -----------  -----------   -------------  ------------
Revenues            $ 1,650,103  $ 1,097,373   $ 1,636,991    $ 3,116,786   $ 2,140,382  $ 1,895,232   $  1,901,265    $  483,088
                      ---------     --------   -------------  ------------  -----------  -----------   -------------  ------------
Operating
Direct salaries
and costs             1,186,774      834,567     1,225,886      2,398,402     1,465,601    1,202,492      1,448,140       731,539

Selling, general
and administrative      645,166      583,331       737,674        808,519       534,220      686,894        655,281     1,132,369
expenses


Depreciation             55,280       60,426        86,305        136,527        89,008       88,271         86,539        93,061
                      ---------     --------   -----------    -----------   -----------  -----------   -------------  -----------

Total operating
expenses              1,887,220    1,478,324     2,049,865      3,343,448     2,088,829    1,977,657      2,189,960     1,956,969
                      ---------    ---------   -----------    -----------   -----------  -----------   -------------  -----------

Operating income
(loss)               $ (237,117)  $ (380,951)   $ (412,874)   $ (226,662)      $ 51,553    $ (82,425)    $ (288,695)  $(1,473,881)
                      ---------     --------   -------------  ------------  -----------  -----------   -------------  ------------



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

         The trading prices of the Common Stock and the Warrants are subject to fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced price and volume fluctuations which have particularly affected the market price of technology-oriented and media companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock and the Warrants.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash increased by approximately $587,000, or 26%, from $2,243,000 at December 31, 1997 to $2,830,000 at December 31, 1998. This
increase in cash was principally due to the Company's focus on collecting its accounts receivables, the receipt of approximately $782,000 of net proceeds from the sale of the CLIQNOW! Division and the Company's active management of its accounts payables.

         The Company is dependent on its current cash balance of $2,830,000 million (at December 31, 1998), together with cash generated by operations, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future substantial alternative financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable and its ownership of shares of common stock of 24/7 Media, Inc.* See "-- Factors Affecting Operating Results and Market Price of Stock--Cash Flow Deficit; Need for Additional Financing." Accounts payable decreased by 59.0% to $783,000 at December 31, 1998 from $1,910,000 at December 31, 1997, due primarily to decreased media placement revenues. Deferred revenues at December 31, 1997 were $643,000. There were no deferred revenues at December 31, 1998 due to lower sales volume at year end.

         Cash provided by the Company's operating activities of $474,000 in the year ended December 31, 1998 related primarily to a substantial increase in collection of accounts receivable, which was partially offset by a decrease in accounts payable and the decrease in deferred revenue.

         In 1998, the Company spent $210,000 on capital expenditures, consisting of computer equipment, as well as furniture, fixtures and leasehold improvements. The Company presently intends to make capital expenditures of $275,000 in 1999, consisting of equipment, furniture and fixtures and leasehold improvements.

         The Company's cash position was further impacted in 1998 as a result of the repurchase of 246,250 shares of the Company's common stock from three stockholders for an aggregate of approximately $387,000. The Company's cash position will be impacted in 1999 as a result of severance payments in the amount of $400,000.

 Year 2000 Compliance

         There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management believes that after testing all internal hardware and software, it is Year 2000 compliant. The Company's router has been replaced in order to be year 2000 compliant and a special Year 2000 compliant test software has been run on the Company's hardware to ascertain that the Company hardware is compliant. The Company is not aware of any programming created by the Company on behalf of a client that is not year 2000 compliant. The Company is not responsible for outside modes of communication, sites or facilities over which client media campaigns or placements occur; however, the Company is not currently aware of any such delivery vendors that are not year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects with year 2000 compliance. Any year 2000 compliance problems of either the Company or its clients or vendors could have a material adverse effect on the Company's business, results of operations and financial condition.

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

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

Cash Flow Deficit; Need for Additional Financing

         The Company's focus is on increasing the volume of all of its services. As a result, the Company has hired and will continue to hire additional personnel and has incurred and will continue to incur substantial expenses related to administration, production, technical resources, marketing, customer support and infrastructure in order to enhance and expand its operations. The Company had an operating cash flow deficit of $(792,000) in fiscal 1997 and an operating cash flow of $474,000 in fiscal 1998. The Company may require substantial additional financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable and its ownership of shares of common stock of 24/7 Media, Inc. Should such financing be unavailable or prohibitively expensive when the Company requires it, the Company would not be able to finance any expansion of its business and may not be able to satisfy its working capital needs, either of which would have a material adverse effect on the Company's business, operating results and financial condition.

Recent Operating Losses; Early Stage of Development

         The Company's revenues for the years ended December 31, 1998 and 1997 were $6,420,000 and $7,501,000, respectively, with losses from continuing operations of $(1,672,000) and $(1,241,000), respectively, and a net income of $1,237,000 in 1998 and a net loss of $(1,703,000) in 1997. The net income of $1,237,000 in fiscal 1998 was due to the gain on the sale of discontinued operations. There can be no assurance that the Company will be profitable in the future or that revenue growth, if any, can be sustained.

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

Evolving Marketing Strategy

         The Company's marketing efforts have expanded as the range of services which the Company offers has increased. In addition to developing strategic relationships with other companies and Channel Sources that seek to augment their businesses by directly or indirectly offering to their clients Web site services provided by the Company and other third parties, the Company also directly markets its core creative services as well as the services of its media group.

         To try to avoid any conflict with a Channel Source, the Company does not intend to offer services to clients referred by a particular Channel Source that could be provided to those clients by that Channel Source. Since the Company does not expect to offer its full range of services to these clients, projects for them may be less profitable than full-service production projects for other clients. Should a Channel Source favor other providers of similar services, fail to effectively market the Company's services as a result of the Channel Source's competitive position or otherwise, or not utilize the Company's services to the extent anticipated by the Company, the Company may also be adversely affected. The inability to recruit, manage or retain additional Channel Sources, or their inability to market the Company's services effectively or provide timely and cost-effective customer support and service, could materially adversely affect the Company's business, operating results and financial condition.

Project-Oriented Clients; Concentration of Revenues

         Since many of the Company's clients engage the Company on a single project basis, clients from whom the Company generated substantial revenue in one period have not necessarily been a substantial source of revenue in a subsequent period. Additionally, costs are significantly higher with respect to single projects as compared to servicing a client on a multiple project or continuous basis. For example, during 1998, WavePhore, Inc. and Standard & Poor's Inc. accounted for approximately 23.4% and 18.5%, respectively, of revenues. Also in 1998, WavePhore, Inc. and one other large client terminated their relationships with the Company; however, Standard & Poor's continues to be an active and significant client of the Company. Due to the Company's limited operating history and the emerging nature of the Internet, the Company generally cannot be sure whether its relationships with clients will be on a project basis or on a longer term relationship basis. To the extent the Company does not generate repeat or ongoing business from its clients, it will incur the higher sales and marketing expenses associated with attracting new clients as compared to those in attracting additional business from existing clients.

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

         The Company's ability to derive revenues will also depend upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure or timely development of complementary products, such as high speed modems and bandwidths. Moreover, other critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. If the infrastructure necessary to support the Internet's commercial viability is not developed, or if the Internet does not become a viable marketplace, the Company's business, operating results and financial condition would be materially and adversely affected.

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

Intellectual Property Rights; Risk of Infringement; Possible Litigation

         The Company believes that its success in its core business of interactive advertising is not dependent upon patents, copyrights or trademarks and the Company does not currently have any registered patents, copyrights or trademarks, although applications for various trademarks have been made. Consequently, the Company relies principally on a combination of common-law and statutory law to protect its proprietary information and know-how. The Company also utilizes technology owned by third parties. There can be no assurance that licenses for any technology developed by third parties that might be required for the Company's services would be available on reasonable terms, if at all. See "Business--Trademarks."

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

Conflicts of Interest; Restrictions

         The Company has been precluded and may be precluded in the future from pursuing opportunities that require it to provide services to direct competitors of existing clients or Channel Sources. In addition, the Company risks alienating or straining relationships with clients and Channel Sources each time the Company agrees to provide services to even indirect competitors of existing clients or Channel Sources. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and Channel Sources and preclude access to business prospects, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

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

ITEM 8.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required for this item is incorporated by reference to the Company's 1999 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1998.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required for this item is incorporated by reference to the Company's 1999 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1998.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required for this item is incorporated by reference to the Company's 1999 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1998.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required for this item is incorporated by reference to the Company's 1999 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1998.

                                     PART IV

ITEM 13.          AND REPORTS ON FORM 8-K
                                                                                     Page
         (a)      Documents filed as part of this report.

                  1.       Financial Statements and Schedule

                  Report of Independent Public Accountants.........................  F-1

                  Consolidated Balance Sheet - December 31, 1998...................  F-2

                  Consolidated Statements of Operations - For the years ended
                  December 31, 1998 and 1997.......................................  F-3

                  Consolidated Statements of Changes in Stockholders' Equity -
                  For the years ended  December 31, 1998 and 1998..................  F-4

                  Consolidated Statements of Cash Flows - For the years ended
                  December 31, 1998 and 1997.......................................  F-5

                  Notes to Consolidated Financial Statements.......................  F-7

                  Schedule II...................................................... F-15

         2.       Exhibits

                  3.1      Certificate of Incorporation of the Company*

                  3.1(a) Amendment to Certificate of Incorporation of the Company*

                  3.2      By-laws of the Company*

                  3.2(b)   Amendment to By-laws of the Company*

                  4.1      Common Stock Certificate*

                  4.2      Warrant Certificate*

                  4.4      Warrant Agreement by and between Continental Stock
                           Transfer & Trust Company and the Company*

                  4.5 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

                  10.1     1996 Stock Incentive Plan and Rules Relating thereto*

                  10.2     1997 Stock Option Plan**

                  10.3     Consulting Agreement with Harvey Berlent*

                  10.4     Employment Agreement with Matthew G. de Ganon*

                  10.7     Employment Agreement with Douglas E. Cleek*

                  10.8     Agreement of Lease - 55 Broad Street, New York,
                           New York*

                  10.9     Agreement of Lease - 50 Broad Street, New York,
                           New York**

                  10.10    Lease Agreement of - Baltimore, Maryland**

                  10.12 Employment Agreement with Lynn Fantom dated October 22, 1998

                  10.13 Extension of Employment Agreement with Matthew G. de Ganon dated November 2, 1998

                  10.14 Extension of Employment Agreement with Douglas E. Cleek dated January 15, 1999

                  10.15 Employment Agreement with Seth Bressman dated February 11, 1999

                  10.16    Lease Termination Agreement - Baltimore, Maryland

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

                                                   K2 DESIGN, INC.

         Dated:  March 26, 1998

                                          By:   /s/ Matthew G. de Ganon
                                                -----------------------------
                                                Matthew G. de Ganon, Chairman


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

           Signature                              Title                                  Date
           ---------                              -----                                  ----
/s/ Matthew G. de Ganon               Chairman of the Board                         March 26, 1999
---------------------------------
Matthew G. de Ganon

                                      Chief Executive Officer, President and        March 26, 1999
/s/ Lynn Fantom                       Director
---------------------------------
Lynn Fantom

                                      Chief Financial Officer (Principal            March 26, 1999
/s/ Seth Bressman                     Financial and Accounting Officer
---------------------------------
Seth Bressman

/s/ Douglas E. Cleek                  Executive Vice President and Director         March 26, 1999
---------------------------------
Douglas E. Cleek

/s/ James A. Favia                    Director                                      March 26, 1999
---------------------------------

James A. Favia

/s/ Steven N. Goldstein               Director                                      March 26, 1999
---------------------------------
Steven N. Goldstein

/s/ Bradley K. Szollose               Director                                      March 26, 1999
---------------------------------
Bradley K. Szollose

                                 K2 DESIGN, INC.
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Financial Statements of K2 Design, Inc. and Subsidiary

       Report of Independent Public Accountants...........................   F-1

       Consolidated Balance Sheet - December 31, 1998.....................   F-2

       Consolidated Statements of Operations - For the years
         ended December 31, 1998 and 1997.................................   F-3

       Consolidated Statements of Changes in Stockholders'
         Equity - For the years ended December 31, 1998 and 1997..........   F-4

       Consolidated Statements of Cash Flows - For the years
         ended December 31, 1998 and 1997.................................   F-5

       Notes to Consolidated Financial Statements.........................   F-7

       Schedule II - Valuation and Qualifying Accounts....................  F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K2 Design, Inc:

We have audited the accompanying consolidated balance sheet of K2 Design, Inc. (a Delaware corporation) and its subsidiary (a New York corporation) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K2 Design, Inc. and its subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                           ARTHUR ANDERSEN LLP


New York, New York
February 19, 1999

                         K2 DESIGN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998


                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 2)                                                       $ 2,829,628

Accounts receivable, net of allowance for doubtful accounts of $25,000                       269,173

Prepaid expenses and other current assets                                                    118,298
                                                                                         -----------
                           Total current assets                                            3,217,099

INVESTMENT IN RESTRICTED SECURITIES, AT COST (Note 8)                                      2,558,300

FIXED ASSETS, net (Note 3)                                                                   745,388

RESTRICTED CASH                                                                              150,711

OTHER ASSETS                                                                                   9,172
                                                                                         -----------
                           Total assets                                                  $ 6,680,670
                                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of capital lease obligations (Note 4)                                    $    30,379

Accounts payable                                                                             783,216

Accrued compensation and payroll taxes                                                        96,642

Accrued expenses                                                                             999,899

Customer advances                                                                             51,288
                                                                                         -----------
                           Total current liabilities                                       1,961,424

LONG-TERM CAPITAL LEASE OBLIGATIONS (Note 4)                                                   1,722
                                                                                         -----------
                           Total liabilities                                               1,963,146
                                                                                         -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Notes 2 and 7):

Preferred stock, $.01 par value, 1,000,000 shares authorized;  0 shares
issued and outstanding                                                                            --

Common stock, $.01 par value, 9,000,000 shares authorized; 3,692,817                          36,928
shares issued and 3,446,567 shares outstanding

Treasury Stock, 246,250 shares at cost
                                                                                           (386,781)
Additional paid-in capital                                                                 6,428,963

Accumulated deficit                                                                      (1,361,586)
                                                                                         -----------
                           Total stockholders' equity                                      4,717,524
                                                                                         -----------
                           Total liabilities and stockholders' equity                    $ 6,680,670
                                                                                         ===========

         The accompanying notes are an integral part of this consolidated balance sheet.

                         K2 DESIGN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       1998             1997
                                                   ------------    ------------
REVENUES                                           $  6,419,967    $  7,501,253

DIRECT SALARIES AND COSTS                             4,847,772       5,645,629


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          3,008,764       2,774,690

DEPRECIATION                                            356,879         338,538
                                                    ------------    ------------
Loss from continuing operations before interest
  and other income, net, income taxes and
  discontinued operations                            (1,793,448)     (1,257,604)

INTEREST AND OTHER INCOME, net                          160,777          37,087
                                                    ------------    ------------
Loss before provision for income taxes and
  discontinued operations                            (1,632,671)     (1,220,517)

PROVISION FOR INCOME TAXES                               39,143          20,570
                                                    ------------    ------------
Loss from continuing operations                      (1,671,814)     (1,241,087)

Loss from discontinued operations                       (85,309)       (462,163)

GAIN ON SALE FROM DISCONTINUED OPERATIONS,
  net of income taxes                                 2,994,204              --
                                                    -----------     ------------
 Net income (loss)                                  $ 1,237,081     $(1,703,250)
                                                    ===========     ============

Loss per share from continuing operations -
         Basic and diluted                              $ (0.47)        $ (0.34)

Loss per share from discontinued operations -
         Basic and diluted                                (0.02)          (0.12)

Income per share from gain on sale of
discontinued operations -
         Basic and diluted                                 0.84              --
                                                    -----------     ------------
Net income (loss) per share
         Basic and diluted                              $  0.35         $ (0.46)
                                                    ===========     ============

WEIGHTED AVERAGE BASIC AND DILUTED COMMON
SHARES OUTSTANDING                                    3,553,861       3,663,046
                                                    ===========     ============


 The accompanying notes are an integral part of these consolidated statements.

                         K2 DESIGN, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                        Number of      Treasury
                                 Number of                Additional       Accumulated   Treasury         Stock
                                  Shares       Amount   Paid-in Capital      Deficit      Shares         Amount           Total
BALANCE, January 1, 1997        3,645,421    $ 36,454   $  6,281,183      $  (895,417)         -       $       -     $  5,422,220
Stock issued for options           35,250         353              -                -          -               -              353
Compensation expense                    -           -         67,757                -          -               -           67,757
Net loss                                -           -              -       (1,703,250)         -               -       (1,703,250)
                                ---------    --------   ------------      -----------   --------       ---------     ------------
BALANCE, December 31, 1997      3,680,671      36,807      6,348,940       (2,598,667)         -               -        3,787,080
Repurchase of Treasury Stock            -           -              -                -   (246,250)       (386,781)        (386,781)
Net Income                              -           -              -        1,237,081          -               -        1,237,081
Compensation expense               12,146         121         80,023                -          -               -           80,144
BALANCE, December 31, 1998      3,692,817    $ 36,928   $  6,428,963      $(1,361,586)  (246,250)      $(386,781)    $  4,717,524
                                =========    ========   ============      ===========   ========       =========     ============


 The accompanying notes are an integral part of these consolidated statements.

                         K2 DESIGN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                              1998                 1997
                                                                                           -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                           $1,237,081        $(1,703,250)

Net gain from sale of discontinued operation                                                (2,994,204)                --

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-

         Non cash compensation expense                                                          80,144             67,757

         Depreciation                                                                          356,879            347,346

         Loss from disposal of fixed assets                                                         --             16,438

         Changes in-

         Accounts receivable, net                                                            3,163,980         (1,365,438)

         Prepaid expenses and other current assets                                              37,893           (358,573)

         Unbilled revenue                                                                      265,869                 --

         Other assets                                                                              901                549

         Accounts payable                                                                   (1,127,163)         1,165,816

         Accrued compensation and payroll taxes                                                (64,107)            35,956

         Other accrued expenses                                                                138,396            494,454

         Deferred revenue and customer advances                                               (621,871)           506,990
                                                                                           -----------        -----------

         Net cash provided by (used in) operating activities                                   473,798           (791,955)
                                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from sale of discontinued operation                                          782,459                 --

         Restricted cash                                                                            --           (120,711)

         Proceeds from sale of fixed assets                                                         --             63,200

         Purchase of fixed assets                                                             (209,914)          (711,253)
                                                                                           -----------        -----------

         Net cash provided by (used in) investing activities                                   572,545           (768,764)
                                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Issuance of common stock                                                                   --                353

         Purchase of common stock for treasury                                                (386,781)                --

         Principal payments on capital lease obligations                                       (72,922)           (64,076)
                                                                                           -----------        -----------

         Net cash used in financing activities                                                (459,703)           (63,723)
                                                                                           -----------        -----------

                                                                                               586,640         (1,624,442)
         Net increase (decrease) in cash

CASH AND CASH EQUIVALENTS beginning of year                                                  2,242,988          3,867,430
                                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS end of year                                                      $ 2,829,628        $ 2,242,988
                                                                                           -----------        -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid during the year for-

                  Interest                                                                   $  28,575         $   32,802

                  Income taxes                                                               $  25,609         $   20,570

          Non cash investing activities-

         Investment in restricted securities, at cost                                      $ 2,558,300         $       --

                   Equipment acquired under capital lease obligations                      $         -         $   39,212


  The accompanying notes are an integral part of these consolidated statements.

                         K2 DESIGN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

K2 is a full service interactive communications, design and technology company, engaged primarily in the business of interactive advertising. The Company also provides various other information delivery services. The Company's clients are primarily U.S.-based corporations operating in a wide variety of industries.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short term investments having a maturity of three months or less to be cash equivalents.

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

Estimated useful lives by class of assets are as follows:

                       Computers and Equipment      3 years
                       Furniture and fixtures       5 years
                       Leasehold improvements       Life of lease

Accrued Expenses

Accrued expenses are comprised of the following as of December 31, 1998.

Accrued Severance                                                     $400,000
Accrued Media Planning and Ad Servicing                                315,664
Accrued Expenses - other                                               284,235
                                                                      --------
                                                                      $999,899
                                                                      ========

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair market value based upon the relatively short-term nature of these financial instruments.

Concentration of Revenue

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its clients' financial condition and generally requires no collateral from its clients. Sales to the Company's two largest clients constituted approximately 23% and 19% of revenue for the year ended December 31, 1998. The Company had accounts receivable from these clients amounting to $113,164 at December 31, 1998. Sales to the Company's two largest clients for the year ended December 31, 1997 constituted approximately 15% and 12% of revenue.

Income Taxes

Effective January 1996, the Company elected to be treated as a C Corporation. As a result, the Company is subject to Federal, New York State and City income taxes on the Company's taxable income.

The Company provides Federal, state and city income tax in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years on which those temporary differences are expected to be recovered or settled.

Net Income (Loss) per Share of Common Stock

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" establishes new standards for computing and presenting earnings per share (EPS). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Outstanding stock options of 810,200 and 464,950 as of December 31, 1998 and 1997 respectively, have been excluded from the above calculations as they are antidilutive.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS 123 also permits entities to continue to measure compensation costs under pre-existing accounting pronouncements with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to the financial statements. The Company has elected to adopt the disclosure requirements of SFAS 123 (see Note 7).

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Reporting on Segments") ("SFAS 131"). SFAS requires companies to disclose certain information related to the various segments in which it operates. The Company believes that it operates in one segment.

3.  FIXED ASSETS

Fixed assets, at cost, including capital leases (see Note 4), summarized by major categories at December 31, 1998, consist of the following:

                      Computers and Equipment                     $   936,525

                      Furniture and fixtures                          280,315

                      Leasehold improvements                          248,362
                                                                  -----------
                                                                    1,465,202

                      Less: Accumulated depreciation                (719,814)
                                                                  -----------
                      Fixed assets, net                           $   745,388
                                                                  ===========

4.   CAPITAL LEASE OBLIGATIONS

The Company is a lessee in non cancelable leasing agreements for certain computers and equipment. Included in fixed assets is $32,101 of computers and equipment held under capital leases.

Future minimum lease payments for fixed assets under capital lease at December 31, 1998, are as follows:

                               1999                               $    37,085

                               2000                                     1,916
                                                                  -----------
                               Total minimum lease payments            39,001

                               Less-Imputed interest                   (6,900)
                                                                  -----------
                               Total capital lease obligation     $    32,101
                                                                  -----------

5.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space and automobiles for varying periods. At December 31, 1998, approximate future minimum rental commitments under all non cancelable operating leases are as follows:

                                Fiscal Year:
                                ------------
                                1999                $ 302,733

                                2000                  294,030

                                2001                  294,031

                                2002                  260,003

                                2003                   76,017

Rental expense under the above leases amounted to $225,893 in 1998 and $254,679 in 1997.

An aggregate of $400,000 of severance payments will be made during 1999, which amount has already been accrued and reflected in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 1998.

Employment contracts

The Company has employment contracts with each of its executives. Two contracts which were to expire on December 31, 1998 were renewed for an additional three year period and provide for minimum annual salaries of $153,000 with 20% increases for each successive year. Such contracts also include bonuses equal to 1.88% of the Company's pre-tax profit. The Company entered into a two year employment contract with an executive officer providing for an annual salary of $250,000 and a bonus equal to 10% of the Company's pre-tax profit not to exceed $75,000, provided that the Company's pre-tax profits for fiscal 1999 are at least $250,000 and for fiscal 2000 are at least $500,000. The Company also entered into a one year employment contract with an executive officer expiring January 31, 2000, subject to automatic renewals, providing for an annual salary of $125,000 and a bonus equal to $50,000 in the event of a Change of Control Event (as defined in the contract).

6.  INCOME TAXES

As described in Note 2, the Company previously elected "S" corporation status under the provisions of the Internal Revenue Code. In January, 1996 the Company reorganized as a Delaware Holding C corporation in contemplation of the initial public offering.

The provision for income taxes on the net income (loss) for the years ended December 31, 1998 and 1997 differs from the amount computed by applying the Federal statutory rate due to the following:

                                                          1998           1997
                                                         ------         ------
Statutory Federal income tax rate                         34.0%         (34.0)%

State and local taxes, net                                 4.8           (4.8)

Valuation Allowance (utilization of NOL)                 (31.4)          40.0
                                                         ------         ------
Effective Tax Rate                                         7.4%           1.2%
                                                         ------         ------

7.  STOCK OPTION PLAN

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation. As of December 31, 1998, there were no shares of common stock available for grant under the Plans.

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

A summary of the Plans at December 31, 1998 and 1997 is presented in the table below:

                                                                             Weighted Average
                                                     Shares                   Exercise Price
                                                   -----------               ----------------
Outstanding at January 1, 1997                       118,500                      $4.03

Granted                                              364,950                       1.57

Exercised                                               --                           --


Forfeited                                            (18,500)                      4.03
                                                   ---------                      -----

Outstanding at December 31, 1997                     464,950                       2.10

Granted                                              474,500                       1.54

Exercised                                            (56,750)                       .71

Forfeited                                            (72,500)                      1.75
                                                   ---------                      -----

Outstanding at December 31, 1998                     810,200                      $1.83
                                                   =========                      =====
Shares exercisable at December 31, 1998              217,101                      $2.20
                                                   =========                      =====



The Company accounts for the Plans under APB 25, under which no compensation cost is recognized for stock options granted with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for this plan been determined consistent with the fair value approach required by SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been increased to the following pro forma amounts:

                                                   1998            1997
                                              -------------   ---------------
Net income (loss):

As reported                                   $  1,237,081    $   (1,703,250)
                                              =============   ===============
Pro forma                                     $    885,766    $   (1,748,231)
                                              =============   ===============

Net income (loss) per common share

As reported                                   $        0.35   $        (0.46)
                                              =============   ===============
Pro forma                                     $        0.25   $        (0.48)
                                              =============   ===============

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.2% and 5.5% in 1998 and 1997, respectively; no expected dividend yields for options granted; expected lives of 4 and 5 years in 1998 and 1997, respectively; expected stock price volatility of 120% and 157% in 1998 and 1997, respectively. The weighted average fair value of options granted during 1998 and

1997 was $1.22 and $1.09, respectively.

The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts because anticipated stock option grants are anticipated in future years.

8.       INVESTMENT IN RESTRICTED SECURITIES

In May 1998, the Company decided to discontinue the CLIQNOW! Division. Accordingly, this business has been reflected as a discontinued operation for the years ended December 31, 1998 and 1997. On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. ("TFSM") for gross proceeds of $4 million, consisting of $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. The sale resulted in a net gain of approximately $2,994,000. On August 13, 1998, TFSM's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. As a result, the Convertible Redeemable Preferred Stock of TFSM automatically converted on that date into shares of common stock of TFSM, of which the Company retained 196,492 shares. These shares are being carried at a cost of $2,558,300 (approximately $13.02 per share) on the Company's consolidated balance sheet at December 31, 1998.

                                   SCHEDULE II

                         K2 DESIGN, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Allowance for doubtful accounts, January 1, 1997              $    25,000
Add:  Increase in allowance for doubtful accounts                 188,204
Allowance for doubtful accounts, December 31, 1997                213,204
Less:  Decrease  to allowance for doubtful accounts              (188,204)
                                                              -----------
Allowance for doubtful accounts, December 31, 1998            $    25,000
                                                              ===========