Form 10QSB
period 1999-03-31
K2 DESIGN INC
filed 1999-05-21
CIK 1009624

===============================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (MARK ONE)
        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 1-11873

                                 K2 DESIGN, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                               13-3886065
    -------------------------------                 ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

                           30 Broad Street, 16th Floor
                            New York, New York 10004
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (212) 301-8800
                                               --------------
Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   /X/   No   / /

                      Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               CLASS                                OUTSTANDING AT MAY 10, 1999
--------------------------------------              ---------------------------
Common stock, par value $.01 per share                      3,484,415
Common stock redeemable purchase warrants                   1,000,000

           Transitional Small Business Disclosure Format (check one):

                               Yes   / /   No     /X/

===============================================================================

                         K2 DESIGN, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                        Page
                                                                                                        ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheet - March 31, 1999 (unaudited)..........................................3

        Consolidated statements of operations - three months ended
            March 31, 1999 (unaudited) and March 31, 1998 (unaudited)....................................4

        Consolidated statements of cash flows - three months ended
            March 31 1999 (unaudited) and March 31, 1998 (unaudited).....................................5

        Notes to consolidated financial statements  .....................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................................11

SIGNATURES..............................................................................................12

                         K2 DESIGN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                                                                                         March 31,
                                                                                                          1999
                                                                                                        (unaudited)
                                                                                                        -----------
ASSETS

Current Assets:
Cash and cash equivalents                                                                               $ 1,574,471
Accounts receivable, net of allowance for doubtful accounts of $50,000                                      344,859
Unbilled revenue                                                                                            205,201
Prepaid expenses and other current assets                                                                    50,472
                                                                                                        -----------
     Total current assets                                                                                 2,175,003
Investment in restricted securities                                                                       2,558,300
Fixed assets, net                                                                                           699,388
Restricted cash                                                                                             150,711
Other assets                                                                                                  5,231
                                                                                                        -----------
     Total assets                                                                                       $ 5,588,633
                                                                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations                                                             $   31,384
Accounts payable                                                                                            378,209
Accrued compensation and payroll taxes                                                                      116,875
Deferred   revenue                                                                                           72,353
Other accrued expenses                                                                                      848,282
Customer advances                                                                                            32,076
                                                                                                          ---------
     Total current liabilities                                                                            1,479,179
Long-term capital lease obligations                                                                          29,977

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized;                                                   --
  0 shares issued and outstanding
Common stock, $0.01 par value 9,000,000 shares authorized;
  3,717,626 shares issued and 3,471,376 shares outstanding                                                   37,176
Treasury Stock, 246,250 shares at cost                                                                     (386,781)
Additional paid-in capital                                                                                6,472,149
Accumulated Deficit                                                                                      (2,043,067)
                                                                                                        -----------
        Total stockholders' equity                                                                        4,079,477
                                                                                                        -----------
        Total liabilities and stockholders' equity                                                       $5,588,633
                                                                                                        ===========

                         K2 DESIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Three Months Ended
                                                                                              March 31,

                                                                                        1999             1998
                                                                                        ----             ----

                                                                                             (unaudited)

Revenues                                                                              $ 1,444,063       $ 2,140,382

Direct salaries and costs                                                               1,412,891         1,465,602

Selling, general and administrative expenses                                              632,544           534,217

Depreciation                                                                               96,010            89,008
                                                                                      -----------       -----------
Income (loss)  from continuing operations before interest and other income, net,
  income taxes and discontinued operations                                               (697,382)           51,555

Interest and other income, net                                                             25,226            40,463
                                                                                      -----------       -----------
Income (loss) before income tax provision and discontinued operations                    (672,156)           92,018

Provision for income taxes                                                                  9,325             5,294
                                                                                      -----------       -----------
Loss from continuing operations                                                          (681,481)           86,724

Loss from discontinued operations                                                              --           (48,805)
                                                                                      -----------       -----------

Net income (loss)                                                                     $  (681,481)      $    37,919
                                                                                      ===========       ===========
Income (loss) per share from continuing operations

      Basic                                                                           $     (0.20)      $      0.02

      Diluted                                                                         $     (0.20)      $      0.02

Loss per share from discontinued operations

      Basic                                                                           $        --       $     (0.01)

      Diluted                                                                         $        --       $     (0.01)

Net income (loss) per share

      Basic                                                                           $     (0.20)      $      0.01

      Diluted                                                                         $     (0.20)      $      0.01

Weighted average basic common shares outstanding                                        3,459,205         3,680,671
                                                                                      ===========       ===========

Weighted average diluted common shares outstanding                                      3,459,205         3,716,841
                                                                                      ===========       ===========

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended March 31,
                                                                                          1999             1998
                                                                                       ------------     -------------
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $(681,481)           $37,919
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities--
Non cash compensation expense                                                               43,434             31,385
Depreciation                                                                                96,010             92,814
Changes in--
Accounts receivable                                                                        (75,686)         1,836,361
Prepaid and other current assets                                                            17,374             (2,515)
Unbilled revenue                                                                          (154,749)           (50,765)
Other assets                                                                                 3,941                501
Accounts payable                                                                          (405,007)          (740,518)
Accrued compensation and payroll taxes                                                      20,233            (27,472)
Other accrued expenses                                                                    (151,617)           276,307
Deferred revenue and customer advances                                                      53,141             10,477

Net cash provided by (used in) operating activities                                     (1,234,407)         1,465,494
                                                                                        ----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                   (12,755)           (73,037)
                                                                                        ----------          ---------
Net used in investing activities                                                           (12,755)           (73,037)
                                                                                        ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock                                                                      --            (75,266)
Capital lease obligations                                                                   (7,995)           (16,361)
                                                                                        ----------          ---------
Net cash used in financing activities                                                       (7,995)           (91,627)
                                                                                        ----------          ---------
Net increase (decrease) in cash                                                         (1,255,157)         1,300,830

Cash, beginning of period                                                                2,829,628          2,242,988
                                                                                        ----------         ----------
Cash, end of period                                                                     $1,574,471         $3,543,818
                                                                                        ==========         ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for--
Interest                                                                                $    4,440         $    7,287

                                                                                        ==========         ==========
State and local income taxes                                                            $   23,125         $    5,294
                                                                                        ==========         ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Assets acquired under capital lease obligations                                         $   37,255         $       --
                                                                                        ==========         ==========

                         K2 DESIGN, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 March 31, 1999

1.       ORGANIZATION AND BUSINESS

K2 Design, Inc. ("K2" or the "Company") commenced operations on March 1, 1993 as a partnership. In January 1995 the Partnership contributed its capital into a newly formed corporation and elected S Corporation status.

Effective January 1, 1996, the Company was reorganized as a Delaware C corporation having a wholly owned operating subsidiary incorporated in New York. The Company is authorized to issue 9,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of preferred stock, par value $.01 per share.

K2 is a full service interactive communications, design and technology company, engaged primarily in the business of interactive advertising.

Discontinued Operations

On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. ("TFSM"). As a result of this sale, the Consolidated Statements of Operations for the three months ended March 31, 1998 have been restated to reflect the CLIQNOW! Division as a discontinued operation and to show income from discontinued operations separately.

Investment in 24/7 Media, Inc. Stock

As of March 31, 1999, K2 Design, Inc. owned 196,492 shares of common stock of TFSM. As of that date, the basis of this stock on the books of the Company was $2,558,300 or approximately $13.02 per share. On May 3, 1999, the Company sold 50,000 shares of common stock of TFSM for net proceeds of $2,173,500 resulting in a gain of approximately $1,500,000. As a condition of such sale, the Company cannot sell or transfer any additional shares of common stock of TFSM until August 2, 1999.

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended March 31, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and revenues and expenses during the reporting periods. Actual results may differ from those estimates.

3.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK

SFAS 128, "Earnings per Share" establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net income (loss) and share amounts used to calculate basic and diluted income (loss) per share:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1999            1998
                                                                                  ----            ----
                                                                                     (unaudited)
Numerator: Net Income (loss)                                                   $ (681,481)      $   37,919

Denominator: Weighted average number of common shares outstanding - Basic        3,459,205       3,680,671

Weighted average number of common shares outstanding - Diluted                   3,459,205       3,716,841

Net income (loss) per share

  Basic                                                                        $    (0.20)      $     0.01

  Diluted                                                                      $    (0.20)**    $     0.01


**Excludes outstanding stock options as of March 31, 1999 as they are antidilutive.

The stockholders of the Company will be voting on an amendment to increase the number of shares of common stock subject to stock options issuable under the Company's 1997 Stock Incentive Plan. If approved, 400,000 additional shares of common stock would be available for issuance under such plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14 of the Company's 1998 Annual Report on Form 10-KSB for a discussion of these risks and uncertainties.


RESULTS OF OPERATIONS

General

The Company is a full-service interactive marketing and communications company. The Company provides such services as development of online brand, direct response, communications and technical strategies, development of CD-ROM discs, media placement on Web sites, consulting services regarding Web site usage and user characteristics, development and maintenance of Company-owned Web site advertising networks, live Internet broadcasts and offline media services.

Revenues are recognized on a percentage of completion basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. Most of the Company's revenues have been generated on a fixed fee or cap fee basis. The Company also provides ongoing services to certain customers.

On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. ("TFSM"). As a result of this sale, the Consolidated Statements of Operations for the three months ended March 31, 1998 have been restated to reflect the CLIQNOW! Division as a discontinued operation and to show loss from discontinued operations separately. The Company's operating results from continuing operations for the periods discussed herein are not necessarily representative of future periods.

                                                                            Percentage of Revenues For the Three
                                                                                   Months Ended March 31,

                                                                                 1999                 1998
                                                                                 ----                 ----
Revenues:                                                                       100.00%              100.0%

Operating Expenses:

Direct salaries and costs                                                         97.8%               68.5%

Selling, general and administrative                                               43.8%               25.0%

Depreciation                                                                       6.6%                4.2%

Total operating expenses                                                         148.2%               97.7%

Income (Loss) from continuing operations before interest
     and other income, net, income taxes and discontinued operations             (48.2)%               2.3%

Interest and other income, net                                                     1.8%                1.9%

Income (loss) before income tax provision and discontinued operations            (46.4)%               4.2%

Provision for income taxes                                                         0.6%                0.2%

Income (loss) from continuing operations                                         (47.0)%               4.0%

Loss from discontinued operations                                                 (0.0)%              (2.3)%

Net income (loss)                                                                (47.0)%               1.7%

Revenues

Revenues for the three months ended March 31, 1999 and 1998 were approximately $1,444,000 and $2,140,000, respectively, or a decrease of approximately 33%. Net revenues (i.e., gross revenues less pass-through expenses such as media placement costs) during the same periods were approximately $492,000 and $1,157,000, respectively, or a decrease of 57%. This decrease in net revenues was primarily attributable to reduced internet/intranet development and reduced banner revenues during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. However, revenues for the three months ended March 31, 1999 represented an increase of $961,000 or 199% over revenues of $483,000 for the three months ended December 31, 1998. During the three months ended March 31, 1999, VarsityBooks.com, Inc., Standard & Poor's and NCR Corporation accounted for approximately 62%, 12% and 11%, respectively, of the Company's gross revenues. During the three months ended March 31, 1998, Standard & Poor's, Bell Atlantic and Planet Direct, Inc., accounted for approximately 24%, 13% and 10%, respectively, of the Company's gross revenues. Accordingly, although the Company has increased its efforts to maintain and enhance client relationships, loss of major clients without a comparable replacement could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."

Direct Salaries and Costs

Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs increased for the three months ended March 31, 1999 as compared to the same period in 1998. Part of the reason for this increase is due to the 33% decrease in sales during the three months ended March 31, 1999 as compared to the same period in 1998, with direct salaries remaining approximately the same for both periods. In absolute dollars, direct salaries and costs decreased by approximately $53,000 from approximately $1,466,000 for the 1998 quarter to approximately $1,413,000 for the 1999 quarter. In the 1999 period, direct salaries and costs consisted primarily of approximately $918,000 of media placement costs, and approximately $417,000 paid as direct labor costs. In the 1998 period, direct salaries and costs consisted primarily of approximately $935,000 paid as media placement costs and approximately $405,000 paid as direct labor costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31 1999 and 1998 were approximately $633,000 (43.8% of revenues) and $534,000 (25.0% of revenues), respectively, and consisted primarily of labor costs, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things. The Company's selling, general and administrative costs have increased due to increased compensation costs as well as increased public relations and printing costs.

Depreciation

Depreciation expense was approximately $96,000 and $89,000 in the three months ended March 31, 1999 and 1998, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. The Company's depreciation expenses in 1999 have increased as a result of recent purchases of computer equipment and peripherals.

Income Taxes

The Company currently has a net operating loss carry forward of approximately $2 million.

Operating Loss

The operating loss of $697,000 during the three months ended March 31, 1999 as compared to operating income of $51,000 during the three months ended March 31, 1998, was primarily due to a reduction in internet/intranet development revenue, as well as a reduction in banner revenue. In addition, selling general and administrative costs have increased due to increased compensation costs, public relations costs and printing costs. However, operating loss for the three months ended March 31, 1999 represented a decrease in operating loss of $766,000 or 52.7% from the operating loss of $1,473,000 for the three months ended December 31, 1998.

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

Liquidity and Capital Resources

The Company's cash of $1,574,471, plus the value of its equity position in TFSM at cost of $2,558,300, or an aggregate of approximately $4,132,771, has decreased approximately $1,250,000 or 23% as compared to December 31, 1998. This decrease is due primarily to a reduction in outstanding liabilities as well as the net loss for the three months ended March 31, 1999. However, on May 3, 1999, the Company sold 50,000 shares of common stock of TFSM for net proceeds of $2,173,500, a gain of approximately $1,500,000. The Company intends to use the proceeds of this sale plus its equity interest in TFSM to provide additional financial strength to assist the Company with its growth strategy.

The Company is dependent on its current cash and the TFSM stock, together with cash generated by operations for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for the expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive.* Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business.

Net cash used in the Company's operating activities was $1,234,407 for the three months ended March 31, 1999 and related primarily to an increase in unbilled revenue and accounts receivable, and a decrease in accounts payable and accrued expenses payable as indicated in the statement of cash flows.

For the three months ended March 31, 1999, the Company spent approximately $12,755 on capital expenditures, consisting of computer equipment, furniture, fixtures and leasehold improvements. Additional capital expenditures of approximately $90,000 are expected to be made in connection with equipment and office leasehold improvements during 1999.

Year 2000 Compliance


----------
         * This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors Affecting Operating results and Market Price of Stock" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 for a discussion of the risks and uncertainties which may affect this statement.

There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management believes that after testing all internal hardware and software, they are year 2000 compliant. The Company's router has been replaced in order to be year 2000 compliant and a special year 2000 compliant test software has been run on the Company's hardware to ascertain that the Company hardware is compliant. The Company's telecommunications system and accompanying software have been verified by a third party as being year 2000 compliant. The Company is not aware of any programming created by the Company on behalf of a client that is not year 2000 compliant. The Company is not responsible for outside modes of communication, sites or facilities over which client media campaigns or placements occur; however, the Company is not currently aware of any such delivery vendors that are not year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects with year 2000 compliance. Any year 2000 compliance problems of either the Company or its clients or vendors could have a material adverse effect of the Company's business, results of operations and financial condition.

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

                                                          K2 DESIGN, INC.

Date:  May 19, 1999                                       By: /s/ Lynn Fantom
                                                             ---------------------------------------
                                                              Lynn Fantom
                                                              Chief Executive Officer and President

                                                          By: /s/ Seth Bressman
                                                             ---------------------------------------
                                                              Seth Bressman
                                                              Chief Financial Officer
                                                              (Principal Financial and Accounting Officer)