Form 10QSB
period 1999-06-30
K2 DESIGN INC
filed 1999-08-16
CIK 1009624

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (MARK ONE)
       /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                                Yes /X/ No /_/

                    Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             CLASS                              OUTSTANDING AT  AUGUST 13, 1999
             -----                              -------------------------------
 Common stock, par value $.01 per share                    3,490,310
 Common stock redeemable purchase warrants                 1,000,000

          Transitional Small Business Disclosure Format (check one):

                                Yes /_/ No /X/

                        K2 DESIGN, INC. AND SUBSIDIARY

                                    INDEX


                                                                                                                Page
PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

         Consolidated balance sheet - June 30, 1999 (unaudited)...................................................3

         Consolidated statements of operations - three months and six months ended
              June 30, 1999 (unaudited) and June 30, 1998 (unaudited).............................................4

         Consolidated statements of cash flows - six months ended
              June 30, 1999 (unaudited) and June 30, 1998 (unaudited).............................................5

         Notes to consolidated financial statements...............................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations........................................................................................................8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................11

SIGNATURES.......................................................................................................12


                        K2 DESIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                                                                                   June 30, 1999
                                                                                                    (unaudited)
                                                                                                  --------------
                                            ASSETS
Current Assets:
Cash and cash equivalents                                                                           $      2,913,132
Accounts receivable, net of allowance for doubtful accounts of $75,000                                       508,234
Unbilled revenue                                                                                              38,747
Prepaid expenses and other current assets                                                                     87,579
                                                                                               ---------------------
Total current assets                                                                                       3,547,692
Investment in restricted securities                                                                        1,907,300
Fixed assets, net                                                                                            599,572
Restricted cash                                                                                              150,711
Other assets                                                                                                   5,231
                                                                                               ---------------------
Total assets                                                                                        $      6,210,506
                                                                                               =====================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations                                                       $          27,250
Accounts payable                                                                                             328,367
Accrued compensation and payroll taxes                                                                        75,186
Deferred revenue                                                                                               1,594
Other accrued expenses                                                                                       702,058
Customer advances                                                                                             91,321
                                                                                               ---------------------
Total current liabilities                                                                                  1,225,776
Long-term capital lease obligations                                                                           25,693
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized;                                                    --
0 shares issued and outstanding
Common stock, $0.01 par value 9,000,000 shares authorized;
3,734,560 shares issued and 3,488,310 shares outstanding                                                      37,346
Treasury Stock, 246,250 shares at cost                                                                      (386,781)
Additional paid-in capital                                                                                 6,563,865
Accumulated deficit                                                                                       (1,255,393)
                                                                                               ---------------------

Total stockholders' equity                                                                                 4,959,037
                                                                                               ---------------------

Total liabilities and stockholders' equity                                                                $6,210,506
                                                                                               =====================

                        K2 DESIGN, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                 Six Months Ended
                                                           -------------------------------   -------------------------------
                                                                       June 30,                          June 30,
                                                                       --------                          --------
                                                                1999             1998             1999             1998
                                                           ---------------  --------------   ---------------  --------------
                                                                     (unaudited)                       (unaudited)
                                                                    --------------                    --------------
Revenues                                                   $       822,143  $    1,895,232   $     2,266,206   $   4,035,614

Direct salaries and costs                                          718,456       1,202,492         2,131,347       2,668,093

Selling, general and administrative expenses                       719,197         686,894         1,351,741       1,221,114

Depreciation                                                       103,795          88,271           199,805         177,279
                                                           ---------------   --------------   ---------------  --------------
Loss from continuing operations before interest and other         (719,305)        (82,425)       (1,416,687)        (30,872)
income, net, income taxes and discontinued operations, net

Interest and other income, net                                   1,554,856          21,378         1,580,082          58,984
                                                           ---------------   --------------   ---------------  --------------
Income (loss) before income tax provision and discontinued         835,551         (61,047)          163,395          28,112
operations

Provision for income taxes                                          47,876              --            57,201           2,437
                                                           ---------------   --------------   ---------------  --------------
Income (loss) from continuing operations                           787,675         (61,047)          106,194          25,675

Loss from discontinued operations                                       --         (36,504)               --         (85,309)

Gain from sale of discontinued operations                               --       3,102,123                --       3,102,123

                                                           ---------------   --------------   ---------------  --------------
Net income                                                 $       787,675   $    3,004,572   $       106,194  $    3,042,489
                                                           ===============   ==============   ===============  ==============

Income (loss) per share from continuing operations
Basic                                                      $          0.23   $        (0.02)  $          0.03  $          0.01
                                                           ---------------   --------------   ---------------  --------------
Diluted                                                    $          0.21   $        (0.02)  $          0.03  $          0.01
                                                           ---------------   --------------   ---------------  ---------------

Loss per share from discontinued operations
Basic                                                      $            --   $       (0.01)   $           --   $        (0.02)
                                                           ---------------   --------------   ---------------  --------------
Diluted                                                    $            --   $       (0.01)   $           --   $        (0.02)
                                                           ---------------   -------------    --------------   --------------

Gain from sale of discontinued operations
Basic                                                      $            --   $         0.87   $           --   $         0.85
                                                           ---------------   --------------   ---------------  --------------
Diluted                                                    $            --   $         0.87   $           --   $         0.81
                                                           ---------------   --------------   --------------   --------------

Net income per share
Basic                                                      $          0.23   $         0.84   $         0.03   $         0.84
                                                           ---------------   --------------   ---------------  --------------
Diluted                                                    $          0.21   $         0.84   $         0.03   $         0.80
                                                           ---------------   --------------   ---------------  --------------

Weighted average basic common shares outstanding           $     3,483,620   $    3,585,671   $     3,471,480  $    3,633,171
                                                           ===============   ==============   ===============  ==============
Weighted average diluted common shares outstanding         $     3,766,210   $    3,585,671   $     3,762,918  $    3,783,141
                                                           ===============   ==============   ===============  ==============

                        K2 DESIGN, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the six months ended
                                                                                        June 30,
                                                                               1999                 1998
                                                                               ----                 ----
                                                                            (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                           $       106,194     $     3,042,489
      Gain from sale of securities                                              (1,522,500)                  -
      Net gain from sale of discontinued operation                                       -          (3,102,123)

      Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
      Recognition of deferred compensation                                               -              51,641
      Non-cash compensation expense                                                130,944                   -
      Depreciation                                                                 199,805             177,279

      Changes in -
      ------------
           Accounts receivable                                                    (239,061)          2,265,662
           Prepaid and other current assets                                         19,491              46,516
           Unbilled revenue                                                        (27,519)            (77,515)
           Other assets                                                              3,941                 701
           Accounts payable                                                       (454,849)         (1,090,077)
           Accrued compensation and payroll taxes                                  (21,456)            (86,274)
           Accrued taxes                                                           (73,681)                  -
           Other accrued expenses                                                 (224,160)            204,668
           Deferred revenue                                                          1,594            (539,064)
           Customer advances                                                        40,033               6,446
                                                                           ---------------     ---------------
           Net cash provided by
           Operating activities                                                 (2,061,224)            900,349
                                                                           ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of discontinued operation                                       -           1,024,307
      Gross proceeds from sale of investment securities                          2,173,500                   -

      Purchase of equipment                                                        (16,734)            (39,420)
                                                                           ---------------     ---------------
           Net cash provided by (used in)
           Investing activities                                                  2,156,766             984,887
                                                                           ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
           Capital lease obligations                                               (16,413)            (40,918)
           Options exercised                                                         4,375                   -
           Purchase of treasury stock                                                    -             (75,266)
                                                                           ---------------     ---------------
           Net cash used in financing
           activities                                                              (12,038)           (116,184)
                                                                           ---------------     ---------------

           Net increase in cash and cash equivalents                                83,504           1,769,052

CASH AND CASH EQUIVALENTS, beginning of period                                   2,829,628           2,242,988
                                                                           ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                   $     2,913,132     $     4,012,040
                                                                           ===============     ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:

      Cash paid during the period for
           Interest                                                        $         9,156     $        37,690
                                                                           ===============     ===============
           Income taxes                                                    $        71,001     $             -
                                                                           ===============     ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH
      AND FINANCING ACTIVITIES

      Assets acquired under capital lease obligations                      $        37,255     $             -
                                                                           ===============     ===============

                        K2 DESIGN, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

                                June 30, 1999

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

Discontinued Operations
-----------------------

On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. ("TFSM"). As a result of this sale, the Consolidated Statements of Operations for the three and six months ended June 30, 1998 reflect the CLIQNOW! Division as a discontinued operation and show income from discontinued operations separately.

Investment in 24/7 Media, Inc. Stock
------------------------------------

As of June 30, 1999, K2 Design, Inc. owned 146,492 shares of common stock of TFSM. As of that date, the basis of this stock on the books of the Company was $1,907,300 or approximately $13.02 per share. On May 3, 1999, the Company sold 50,000 shares of common stock of TFSM for proceeds of $2,173,500 resulting in a gain of $1,522,500. On July 26, 1999, the 146,492 shares of common stock of TFSM owned by K2 Design, Inc. became freely tradable.


2.        BASIS OF PRESENTATION
          ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three-month and six-month periods ended June 30, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

3.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK
         -------------------------------------------

SFAS 128, "Earnings per Share" establishes standards for computing and presenting earnings per share (EPS). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net income (loss) and share amounts used to calculate basic and diluted income (loss) per share:

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                     1999              1998              1999              1998
                                                     ----              ----              ----              ----
                                                          (unaudited)                         (unaudited)

Numerator: Net Income                              $    787,675       $ 3,004,572      $    106,194     $   3,042,489
                                                   ============       ===========      ============     =============

Denominator: Weighted average number
   of common shares outstanding - Basic               3,483,620         3,585,671         3,471,480         3,633,171

Incremental shares of outstanding stock
   options                                              282,590                 -           291,438           149,970
                                                   ------------       -----------      ------------     -------------
Weighted average number of common
   shares outstanding - Diluted                       3,766,210         3,585,671         3,762,918         3,783,141
                                                   ============       ===========      ============     =============

Net income per share
Basic                                              $       0.23       $      0.84      $       0.03     $        0.84

Diluted                                            $       0.21       $      0.84**    $       0.03     $        0.80


**Excludes outstanding stock options of 468,700 as of June 30, 1998 as they are antidilutive. Total outstanding stock options on June 30, 1999 and June 30, 1998 were 617,450 and 468,700, respectively.

On June 16, 1999, the stockholders of the Company voted on and approved an amendment increasing to 900,000 the number of shares of common stock subject to stock options issuable under the Company's 1997 Stock Incentive Plan.

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

Revenues are recognized on a percentage of completion basis, and to a lesser extent on a time and materials basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. Most of the Company's revenues have been generated on a fixed fee or cap fee basis. The Company also provides ongoing services to certain customers.

On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. ("TFSM"). As a result of this sale, the Consolidated Statements of Operations reflect the CLIQNOW! Division as a discontinued operation and show loss from discontinued operations and the gain from the sale of discontinued operations separately. The Company's operating results from continuing operations for the periods discussed herein are not necessarily representative of future periods.

                                                                               Percentage of Revenues
                                                                               ----------------------
                                                             For the Three Months Ended       For the Six Months Ended
                                                           ------------------------------  -------------------------------
                                                                      June 30,                        June 30,
                                                                      --------                        --------
                                                                1999            1998             1999            1998
                                                           --------------  --------------  ----------------  -------------
Revenues:                                                         100.00%         100.00%           100.00%        100.00%

Operating Expenses:

Direct salaries and costs                                          87.39%          63.45%            94.05%         66.11%

Selling, general and administrative                                87.48%          36.24%            59.65%         30.26%

Depreciation                                                       12.62%           4.66%             8.81%          4.39%

Total operating expenses                                          187.49%         104.35%           162.51%        100.76%

Loss from continuing operations before interest and
other income, net, income taxes and discontinued operations      (87.49)%         (4.35)%          (62.51)%        (0.76)%

Interest and other income, net                                    189.12%           1.13%            69.72%          1.46%

Income (loss) before income tax provision
and discontinued operations                                       101.63%         (3.22)%             7.21%          0.70%

Provision for income taxes                                          5.82%             --              2.52%          0.06%

Income (loss) from continuing operations                           95.81%         (3.22)%             4.69%          0.64%

Loss from discontinued operations                                       -         (1.93)%                 -        (2.11)%

Gain from sale of discontinued operations                               -         163.68%                 -         76.86%

Net income                                                         95.81%         158.53%             4.69%         75.39%

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended June 30, 1999 and 1998 were approximately $822,000 and $1,895,000, respectively, or a decrease of approximately 56.6%, due to a decrease in client sales volume in the current period. During the three months ended June 30, 1999, Standard & Poor's, NCR Corporation and VarsityBooks.com, Inc. had accounted for approximately 32%, 28% and 15%, respectively, of the Company's gross revenues. During the three months ended June 30, 1998, Standard & Poor's had accounted for approximately 18% of the Company's gross revenues.

Revenues for the six months ended June 30, 1999 and 1998 were approximately $2,266,000 and $4,035,000, respectively, or a decrease of approximately 43.8%, due to a decrease in sales volume in the current period. During the six months ended June 30, 1999, VarsityBooks.com, Inc., Standard & Poor's and NCR Corporation accounted for approximately 45%, 20% and 18%, respectively, of the Company's gross revenues. During the six months ended June 30, 1998, Standard & Poor's, Bell Atlantic and Planet Direct, Inc. accounted for approximately 21%, 10% and 8%, respectively, of the Company's gross revenues.

Although the Company has increased its efforts to maintain and enhance client relationships, loss of major clients without a comparable replacement could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."


Direct Salaries and Costs

Direct salaries and costs include media costs, all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs increased for the three months ended June 30, 1999 as compared to the same period in 1998. Part of the reason for this increase is due to the 56.6% decrease in sales during the three months ended June 30, 1999 as compared to the same period in 1998, with direct salaries remaining approximately the same for both periods. In absolute dollars, direct salaries and costs decreased by approximately $484,000 from approximately $1,202,000 for the 1998 quarter to approximately $718,000 for the 1999 quarter. In the 1999 period, direct salaries and costs consisted primarily of approximately $127,000 of media placement costs, $422,000 of direct labor costs and $169,000 in other direct expenses. In the 1998 period, direct salaries and costs consisted primarily of approximately $500,000 of media placement costs, $438,000 of direct labor costs and $264,000 in other direct expenses. The decrease in media placement costs in the 1999 period is due primarily to reduction in media placement services during that period. Other direct expenses in the 1999 period were due to reduction in bad debt expenses during that period.

As a percentage of revenues, direct salaries and costs increased for the six months ended June 30, 1999 as compared to the same period in 1998. Part of the reason for this increase is due to the 43.8% decrease in sales during the six months ended June 30, 1999 as compared to the same period in 1998, with direct salaries remaining approximately the same for both periods. In absolute dollars, direct salaries and costs decreased by approximately $537,000 from approximately $2,668,000 for the six months ended June 30, 1998 to approximately $2,131,000 for the six months ended June 30, 1999. In the 1999 period, direct salaries and costs consisted primarily of approximately $1,046,000 of media placement costs, $838,000 of direct labor costs and $247,000 in other direct expenses. In the 1998 period, direct salaries and costs consisted primarily of approximately $1,434,000 of media placement costs, $840,000 of direct labor costs and $394,000 in other direct expenses. The large decrease in media placement costs during the 1999 period is due primarily to a reduction in media placement services during that period.


Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of labor costs, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things, and for the three months ended June 30, 1999 and 1998 were approximately $719,000 (87.5% of revenues) and $687,000 (36.2% of revenues), respectively, and for the six months ended June 30, 1999 and 1998 were approximately $1,352,000 (59.7% of revenues) and $1,221,000 (30.3% of revenues), respectively. The Company's selling, general and administrative costs have increased in both periods due to increased compensation costs as well as increased public and investor relations and new business printing costs, reflecting the Company's increased new business efforts.


Depreciation

Depreciation expense was approximately $104,000 (12.6% of revenues) and $88,000 (4.7% of revenues) in the three months ended June 30, 1999 and 1998, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. For the six months ended June 30, 1999 and 1998, depreciation expense was approximately $200,000 (8.8% of revenues) and $177,000 (4.4% of revenues) respectively. The Company's depreciation expenses in 1999 have increased as a result of recent acquisitions of computer equipment, office equipment and leasehold improvements.


Income Taxes

As of December 31, 1998, the Company had a net operating loss carry forward of approximately $1.2 million.


Income From Continuing Operations

Income from continuing operations was approximately $788,000 and $106,000 for the three and six months ended June 30, 1999. This was due primarily to the $1,523,000 gain from the sale of 50,000 shares of TFSM common stock on May 3, 1999, offset, in part, by a reduction in internet/intranet development revenues and banner revenues. In addition, direct salaries have remained high and selling, general and administrative costs have increased due to increased compensation costs, public and investor relations costs and printing costs. During the three and six months ended June 30, 1998, the Company had a loss from continuing operations of $61,000 and income from continuing operations of $26,000, respectively.


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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash of $2,900,000, plus the value of its equity position in TFSM at cost of $1,900,000, or an aggregate of approximately $4,800,000, has decreased approximately $588,000 or 10.9% as compared to December 31, 1998. This decrease is due primarily to cash used to finance operations, offset by the gain from the sale of the TFSM common stock.

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

Net cash used in the Company's operating activities for the six months ended June 30, 1999 was $2,061,000 and related primarily to the loss from continuing operations before interest and other income, net, accrued taxes payable, accounts payable and accrued expenses payable, as indicated in the statement of cash flows.

For the six months ended June 30, 1999, the Company spent approximately $17,000 on capital expenditures, consisting of computer equipment, furniture, fixtures and leasehold improvements. Additional capital expenditures of approximately $150,000 are expected to be made in connection with equipment and office leasehold improvements during the balance of 1999.


Year 2000 Compliance

There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes
to 2000.   Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The accounting and job costing software used by the Company is year 2000 compliant, according to a letter received from the software manufacturer. The Company's router has been replaced in order to be year 2000 compliant and a special Year 2000 compliant test software has been run on the Company's hardware to ascertain that the Company hardware is compliant. The Company's telecommunications system and accompanying software have been verified by a third party as being Year 2000 compliant. The Company is not aware of any programming created by the Company on behalf of a client that is not year 2000 compliant. The Company is not responsible for outside modes of communication, sites or facilities over which client media campaigns or placements occur; however, the Company is not currently aware of any such delivery vendors that are not year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects with year 2000 compliance. Any year 2000 compliance problems of either the Company or its clients or vendors could have a material adverse effect of the Company's business, results of operations and financial condition.

-------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors Affecting Operating results and Market Price of Stock" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 for a discussion of the risks and uncertainties which may affect this statement.

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

                                K2 DESIGN, INC.



Date:  August 13, 1999          By: /s/ Lynn Fantom
                                    -------------------------------------------
                                    Lynn Fantom
                                    Chief Executive Officer and President



                                By: /s/ Seth Bressman
                                    --------------------------------------------
                                    Seth Bressman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)