Form 10QSB
period 1999-09-30
K2 DESIGN INC
filed 1999-11-15
CIK 1009624

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (MARK ONE)
        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                   Yes: /x/                       No  / /

                      Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             CLASS                            OUTSTANDING AT NOVEMBER 12, 1999
             -----                            ---------------------------------
Common stock, par value $.01 per share                    3,405,351
Common stock redeemable purchase warrants                 1,000,000

           Transitional Small Business Disclosure Format (check one):

                   Yes: / /                       No  /x/

                         K2 DESIGN, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                        Page
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated balance sheet - September 30, 1999 (unaudited).....................................3

         Consolidated statements of operations - three months and nine months ended
              September 30, 1999 (unaudited) and September 30, 1998 (unaudited)..........................4

         Consolidated statements of cash flows - nine months ended
              September 30, 1999 (unaudited) and September 30, 1998 (unaudited)..........................5

         Notes to consolidated financial statements......................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................................11

SIGNATURES..............................................................................................12

                         K2 DESIGN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                        September 30, 1999
                                                                            (unaudited)

                                         ASSETS

      Current Assets:
      Cash & cash equivalents                                              $   2,348,885
      Accounts receivable, net of allowance for doubtful
      accounts of $100,000                                                     1,398,226
      Unbilled revenue                                                           343,964
      Prepaid expenses and other current assets                                   73,146
      Investment in securities, at cost                                        1,679,450
                                                                           -------------
      Total current assets                                                     5,843,671

      Fixed assets, net                                                          585,248
      Restricted cash                                                            150,711
      Other assets                                                                 4,710

      Total assets                                                         $   6,584,340
                                                                           =============

                           LIABILITIES & STOCKHOLDERS' EQUITY

      Current Liabilities:

      Current portion of capital lease obligations                         $      21,108
      Accounts payable                                                           501,439
      Accrued compensation & payroll taxes                                       234,185
      Deferred revenue                                                            67,542
      Other accrued expenses                                                     530,672
      Customer advances                                                           88,821
                                                                           -------------
      Total current liabilities                                                1,443,767

      Long-term capital lease obligations                                         21,839

      Stockholders' equity:
      Preferred stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding                                                  -
      Common stock, $0.01 par value  9,000,000  shares  authorized;
      3,741,251 shares issued; 3,404,901 shares outstanding                       37,412
      Treasury stock; 336,350 shares                                            (585,981)
      Additional paid-in capital                                               6,656,113
      Accumulated deficit                                                       (988,810)
                                                                           -------------
      Total stockholders' equity                                               5,118,734

      Total liabilities & stockholders' equity                             $   6,584,340
                                                                           =============

                                      K2 DESIGN, INC. AND SUBSIDIARY


                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                   Nine Months Ended
                                                        -----------------------------     -------------------------------
                                                               September 30,                        September 30,
                                                               -------------                        -------------
                                                            1999            1998              1999              1998
                                                            ----            ----              ----              ----
                                                          unaudited       unaudited         unaudited         unaudited

Revenues                                                $  1,705,708     $ 1,901,265      $   3,971,914     $  5,936,879
                                                        ------------     -----------      -------------     ------------

Direct salaries and costs                                    989,361       1,448,140          3,120,708        4,116,233
Selling, general and administrative expenses                 836,467         655,281          2,188,208        1,876,395
Depreciation                                                 101,595          86,539            301,400          263,818
                                                        ------------     -----------      -------------     ------------

Loss from continuing operations before interest &
other income, net, income taxes and discontinued
operations, net                                             (221,715)       (288,695)        (1,638,402)        (319,567)

Interest and other income, net                               464,170          76,322          2,044,251          135,306
Provision for income taxes                                   (24,128)         18,870             33,073           21,307
                                                        ------------     -----------      -------------     ------------
Income (loss) from continuing operations                     266,583        (231,243)           372,776         (205,568)
Loss from discontinued operations                                  -               -                  -          (85,309)
Gain (Loss) from sale of discontinued operations                   -        (107,919)                 -        2,994,204
                                                        ============     ===========      =============     ============
Net Income  (loss)                                      $    266,583     $  (339,162)     $     372,776     $  2,703,327
                                                        ============     ===========      =============     ============


Income  (loss) per share from  continuing
operations -
Basic                                                   $       0.08     $     (0.07)     $        0.11     $     (0.06)
                                                        ------------     -----------      -------------     -----------
Diluted                                                 $       0.07     $     (0.07)     $        0.10     $     (0.06)
                                                        ------------     -----------      -------------     -----------

Loss per share from discontinued operations -
Basic                                                   $          -     $         -      $           -     $     (0.02)
                                                        ------------     -----------      -------------     -----------
Diluted                                                 $          -     $         -      $           -     $     (0.02)
                                                        ------------     -----------      -------------     -----------

Gain (loss) from sale of discontinued operations -
Basic                                                   $          -     $     (0.03)     $           -     $      0.83
                                                        ------------     -----------      -------------     -----------
Diluted                                                 $          -     $     (0.03)     $           -     $      0.81
                                                        ------------     -----------      -------------     -----------

Net Income (loss) per share -
Basic                                                   $       0.08     $     (0.10)     $        0.11     $       0.75
                                                        ============     ===========      =============     ============
Diluted                                                 $       0.07     $     (0.10)     $        0.10     $       0.73
                                                        ============     ===========      =============     ============

Weighted average basic common shares outstanding           3,479,687       3,508,579          3,474,286        3,591,292
                                                        ============     ===========      =============     ============

Weighted average diluted common shares outstanding         3,665,191       3,508,579          3,630,318        3,691,272
                                                      ==============     ===========      =============     ============

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the nine months ended
                                                                        September 30,
                                                                    1999              1998
                                                                 (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                 $   372,776      $ 2,703,327

       Gain from sale of securities                                (1,938,882)               -

       Net gain from sale of discontinued operation                         -       (2,994,204)


       Adjustments to reconcile net income to net
       cash provided by (used in) operating activities
       Recognition of deferred compensation                                 -           51,640
       Non-cash compensation expense                                  219,759                -
       Depreciation                                                   301,400          263,818

       Changes in -
            Accounts receivable                                    (1,129,053)       2,175,095
            Prepaid and other current assets                           (5,300)         (64,816)
            Unbilled revenue                                         (293,512)        (454,428)
            Other assets                                                4,462              901
            Accounts payable                                         (281,777)        (644,296)
            Accrued compensation and payroll taxes                    137,543          (34,800)
            Accrued taxes                                             (69,556)               -
            Other accrued expenses                                   (399,671)        (200,505)
            Deferred revenue                                           67,542         (642,605)
            Customer advances                                          37,533          134,134
                                                                  -----------      -----------
            Net cash provided by (used in)
            Operating activities                                   (2,976,736)         293,261
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of discontinued operation                         -          922,836
       Proceeds from sale of investment securities                  2,817,732                -
       Purchase of equipment                                         (104,005)         (99,604)
                                                                  -----------      -----------
            Net cash provided by
            Investing activities                                    2,713,727          823,232
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
            Capital lease obligations                                 (26,409)         (53,159)
            Options exercised                                           7,875                -
            Purchase of treasury stock                               (199,200)        (386,781)
                                                                  -----------      -----------
            Net cash used in financing
            Activities                                               (217,734)        (439,940)
                                                                  -----------      -----------
            Net increase (decrease) in cash and cash
            equivalents                                              (480,743)         676,553

CASH AND CASH EQUIVALENTS, beginning of period                      2,829,628        2,242,988
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                          $ 2,348,885      $ 2,919,541
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Cash paid during the period for
            Interest                                              $    11,393      $   28,575
                                                                  ===========      ==========
            Income taxes                                          $    66,873      $   20,595
                                                                  ===========      ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
    AND FINANCING ACTIVITIES
    Assets acquired under capital lease obligations               $    37,255      $        -
                                                                  ===========      ==========

                         K2 DESIGN, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               September 30, 1999

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

K2 is a full service e-communications firm, engaged primarily in e-business strategy and consulting, online marketing, and web-related development and production.

Discontinued Operations

On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. ("TFSM"). As a result of this sale, the Consolidated Statements of Operations for 1998 reflect the CLIQNOW! Division as a discontinued operation and show income from discontinued operations separately.

Investment in 24/7 Media, Inc. Stock

As of September 30, 1999, K2 Design, Inc. owned 128,992 shares of common stock of TFSM. As of that date, the basis of this stock on the books of the Company was $1,679,450 or approximately $13.02 per share. During September 1999, the Company sold 17,500 shares of TFSM, yielding net proceeds of $644,200 and resulting in a gain on such sale of $416,300. In May 1999, the Company sold 50,000 shares of common stock of TFSM for proceeds of $2,173,500 resulting in a gain of $1,522,500.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three-month and nine-month periods ended September 30, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

         In accordance with SFAS 128, the following table reconciles net income
(loss) and share amounts used to calculate basic and diluted income (loss) per share:

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                    1999              1998             1999             1998
                                                    ----              ----             ----             ----
                                                          (unaudited)                       (unaudited)
Numerator: Net Income (Loss)                    $  266,583       $ (339,162)       $  372,776       $ 2,703,327
                                                ==========       ==========        ==========       ===========

Denominator: Weighted average number of
common shares outstanding - Basic                3,479,687        3,508,579         3,474,286         3,591,292

Incremental shares of outstanding stock
options                                            185,504                -           156,032            99,980
                                                ----------       ----------        ----------       -----------

Weighted average number of common shares
outstanding - Diluted                            3,665,191        3,508,579         3,630,318         3,691,272
                                                ==========       ==========        ==========       ===========

Net income (loss) per share

Basic                                           $     0.08       $    (0.10)       $     0.11       $      0.75

Diluted                                         $     0.07       $    (0.10)**     $     0.10       $      0.73

**Excludes outstanding stock options of 435,450 as of September 30, 1998 as they are antidilutive.

On June 16, 1999, the stockholders of the Company approved an amendment increasing the number of shares of common stock subject to stock options issuable under the Company's 1997 Stock Incentive Plan to 900,000 shares.

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

General

The Company is a full-service e-communications firm specializing in how to use technology to help client companies build and improve customer relationship management. The Company's involvement with its clients extends to business areas such as communications, customer service, e-commerce and dealer/distribution extranets. The Company offers clients a range of services including strategy and research (usability studies, online surveys), management consulting in organizational behavior as related to the Web, marketing and online advertising, development and production (web sites, rich media, banners), and web-related return-on-investment analysis.

Revenues are recognized on a percentage of completion basis, and to a lesser extent on a time and materials basis. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses are determinable. Most of the Company's revenues have been generated on a fixed fee or cap fee basis. The Company also provides ongoing services to most clients .

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

                                                                           Percentage of Revenues
                                                           Three Months Ended                    Nine Months Ended
                                                --------------------------------- ----------------------------------
                                                               September 30,                         September 30,
                                                               ------------                          ------------
                                                      1999             1998            1999              1998
                                                      ----             ----            ----              ----
                                                    Unaudited        unaudited      unaudited         unaudited
Revenues                                              100.00%          100.00%        100.00%           100.00%

Direct salaries and costs                              58.00%           76.17%         78.57%            69.33%
Selling, general and administrative expenses           49.04%           34.47%         55.09%            31.61%
Depreciation                                            5.96%            4.55%          7.59%             4.44%
Loss from continuing operations before
interest & other
income,  net, income taxes and discontinued           -13.00%          -15.19%        -41.25%            -5.38%
operations, net

Interest and other income, net                         27.21%            4.01%         51.47%             2.28%
Provision for income taxes                             -1.41%            0.99%          0.83%             0.36%
Income (loss)  from  continuing operations             15.62%          -12.17%          9.39%            -3.46%
Loss from discontinued operations                       0.00%            0.00%          0.00%            -1.44%
Gain   (Loss)   from   sale   of   discontinued         0.00%           -5.68%          0.00%            50.43%
operations
Net Income                                             15.62%          -17.85%          9.39%            45.53%

RESULTS OF OPERATIONS

Revenues

Gross revenues for the three months ended September 30, 1999 and 1998 were approximately $1,706,000 and $1,901,000, respectively, or a decrease of approximately 10%, due primarily to a decrease in media placement revenues in the current period. During the three months ended September 30, 1999, MCI WorldCom, NCR Corporation and VarsityBooks.com, Inc. had accounted for approximately 39%, 21% and 15%, respectively, of the Company's gross revenues. During the three months ended September 30, 1998, Wavephore, Inc. had accounted for approximately 72% of the Company's gross revenues.

Gross revenues for the nine months ended September 30, 1999 and 1998 were approximately $3,972,000 and $5,937,000, respectively, or a decrease of approximately 33%, due primarily to a decrease in media placement revenues in the current period. During the nine months ended September 30, 1999, VarsityBooks.com, Inc., NCR Corporation and MCI WorldCom accounted for approximately 32%, 19% and 18%, respectively, of the Company's gross revenues. During the nine months ended September 30, 1998, Wavephore, Inc., Standard & Poor's and Bell Atlantic accounted for approximately 25%, 17% and 6%, respectively, of the Company's gross revenues.

Net revenues for the three months ended September 30, 1999, June 30, 1999 and September 30, 1998 were $1,242,000, $658,000 and $962,000 respectively, reflecting an increase of 88.7% over the previous quarter and a 29.1% increase over the same period last year. Net revenues for the nine months ended September 30, 1999 were $2,368,000 compared to $3,487,000 during the same period last year, or a 32.1% decrease. Net revenues represents gross revenues minus media cost of sales and reimbursable expense pass-through billings. Media cost of sales and expenses billed back to clients are included in direct salaries and costs.

Although the Company has increased its efforts to maintain and enhance client relationships, loss of major clients without a comparable replacement could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."

Direct Salaries and Costs

Direct salaries and costs include media cost of sales, all direct labor costs and other direct costs related to project performance, such as independent contractors, freelance labor, supplies, and printing and equipment costs. As a percentage of revenues, direct salaries and costs decreased to 58.0% of revenues for the three months ended September 30, 1999 as compared to 76.2% of revenues for the same period in 1998. The decrease was the result of a higher percentage of direct costs being billed back to clients as reimbursable expenses, partially offset by direct salaries remaining similar for both periods with lower revenues during the 1999 period. In absolute dollars, direct salaries and costs decreased by approximately $459,000 from approximately $1,448,000 for the1998 quarter to approximately $989,000 for the 1999 quarter. In the 1999 period, direct salaries and costs consisted of approximately $177,000 of media placement costs, $457,000 of direct labor costs and $355,000 in other direct expenses. In the 1998 period, direct salaries and costs consisted of approximately $931,000 of media placement costs and $470,000 of direct labor costs and $47,000 in other direct expenses. The decrease in media placement costs in the 1999 period is due primarily to a reduction in media placement services for clients during that period. Media placement costs in the 1999 period consisted of 100%online media placement costs, whereas approximately 50% of the media placement costs in the 1998 period involved traditional print media and broadcast media. The increase in other direct expenses during the 1999 period was due primarily to usability and focus group costs conducted on behalf of two clients, an increase in client-related costs such as photo shoots, and an increase in allowance for doubtful accounts, which resulted in an increase to bad debt expense for the period.

As a percentage of revenues, direct salaries and costs increased for the nine months ended September 30, 1999 to 78.6% of revenues as compared to 69.3% of revenues during the same period in 1998. This increase was due primarily to direct salaries remaining similar for both periods with lower revenues during the 1999 period partially offset by a higher percentage of direct costs being billed back to clients as reimbursable expenses. In absolute dollars, direct salaries and costs decreased by approximately $995,000 from approximately $4,116,000 for the nine months ended September 30, 1998 to approximately $3,121,000 for the nine months ended September 30, 1999. In the 1999 period, direct salaries and costs consisted of approximately $1,223,000 of media placement costs, $1,295,000 of direct labor costs and $603,000 in other direct expenses. In the 1998 period, direct salaries and costs consisted of approximately $2,365,000 of media placement costs, $1,338,000 of direct labor costs and $413,000 in other direct expenses. The decrease in media placement costs during the 1999 period was due primarily to a reduction in media placement services for clients during that period, reflecting a shift in the Company's service mix from traditional media advertising services to more e-communications consulting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of labor costs, professional fees, occupancy costs, travel, office expenses and supplies and marketing and advertising, among other things and for the three months ended September 30, 1999 and 1998 were approximately $836,000 (49.0% of revenues) and $655,000 (34.5% of revenues), respectively, and for the nine months ended September 30, 1999 and 1998, were approximately $2,188,000 (55.1% of revenues) and $1,876,000 (31.6% of revenues), respectively. The Company's selling, general and administrative costs have increased during the three and nine months ended September 30, 1999 primarily due to noncash compensation charges relating to option exercises and increased public relations charges.

Depreciation

Depreciation expense was approximately $102,000 (6.0% of revenues) and $87,000 (4.6% of revenues) in the three months ended September 30, 1999 and 1998, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. For the nine months ended September 30, 1999 and 1998, depreciation expense was approximately $301,000 (7.6% of revenues) and $264,000 (4.4% of revenues) respectively. The Company's depreciation expenses in 1999 have increased as a result of recent acquisitions of computer equipment, office equipment and leasehold improvements.

Income Taxes

As of December 31, 1998, the Company had a net operating loss carryforward of approximately $1.2 million. Although the Company was not subject to federal income taxes in 1998, it was subject to state and local minimum income taxes. In 1999, the Company will again be subject to state and local income taxes regardless of the net operating loss carryforward.

Income From Continuing Operations

Income from continuing operations was approximately $267,000 and $373,000 for the three and nine months ended September 30, 1999. This was due primarily to the $416,000 gain from the sale of 17,500 shares of common stock of TFSM during September 1999 and the $1,523,000 gain from the sale of 50,000 shares of common stock of TFSM in May 1999. During the three and nine months ended September 30, 1998, the Company had a loss from continuing operations of $231,000 and $206,000, respectively.

Fluctuations in Quarterly Operating Results

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which are controlled by the Company and some of which are externally driven , include the timing of the completion, material reduction or cancellation of major projects, the loss of a major customer or the termination of a relationship with a channel source, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies, service mix and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash of $2,349,000 plus the value of its equity position in TFSM at cost of $1,679,000, or an aggregate of approximately $4,028,000, has decreased approximately $1,360,000 or 25.2% as compared to December 31, 1998. This decrease is due primarily to $2,977,000 cash used in the Company's operating activities, offset by the proceeds of $2,818,000 from the sale of shares of common stock of TFSM.

The Company is dependent on its current cash and its investment in TFSM, together with cash generated by operations for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for the expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive.* Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business. On July 26, 1999, the TFSM shares owned by the Company became freely tradable. The Company intends to sell the majority of its holdings in TFSM over the next twelve months.

Net cash used in the Company's operating activities for the nine months ended September 30, 1999 was $2,977,000 and related primarily to the loss from continuing operations before interest and other income, net increases in accounts receivable and unbilled revenue, as well as decreases in accounts payable and accrued expenses payable, as indicated in the consolidated statement of cash flows.

For the nine months ended September 30, 1999, the Company spent approximately $104,000 on capital expenditures, consisting of computer and office equipment, furniture, fixtures and leasehold improvements, compared to approximately $100,000 spent during the nine months ended September 30, 1998. Additional capital expenditures of approximately $75,000 are expected to be made in connection with equipment and office leasehold improvements during the quarter ending December 31, 1999.


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


-----------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors Affecting Operating results and Market Price of Stock" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 for a discussion of the risks and uncertainties which may affect this statement.

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

                                       K2 DESIGN, INC.



Date:  November 15, 1999               By:
                                           ------------------------------------
                                           Lynn Fantom
                                           Chief Executive Officer and President



                                       By:
                                           ------------------------------------
                                           Seth Bressman
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)