Form 10KSB
period 1999-12-31
K2 DESIGN INC
filed 2000-03-31
CIK 1009624

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR


          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                         Commission File Number: 1-11873

                                 K2 DESIGN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                             13-3886065
------------------------------------------------           ---------------------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                 organization)


                  30 Broad Street, 16th Fl., New York, NY 10004
          (Address of principal executive offices, including zip code)

                    Issuer's telephone number: (212) 301-8800

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None.

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained is this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes____ No X

         State issuer's revenues for its most recent fiscal year: $5,858,949.

         As of March 15, 2000, there were outstanding 3,353,034 shares (not including treasury shares) of Common Stock (the "Common Stock") and Redeemable Common Stock Purchase Warrants to purchase an aggregate of 1,000,000 shares of Common Stock (the "Warrants"). Based on the closing sales price of the Common Stock on March 15, 2000 of $7.25 per share, the approximate aggregate market value of Common Stock held by non-affiliates was $24,309,497.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2000 Definitive Proxy Statement, which statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

         Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).

Transitional Small Business Disclosure Format (check one):

                              Yes ___ No X

The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 10.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

         K2 Design, Inc. (the "Company" or "K2") is a professional services firm specializing in business consulting, development and design related to digital communications. Founded in 1993, the Company has expanded its core business operations from primarily Web site design services to a wide range of consulting, design, development and online marketing services, including innovative technology-based design and Web simulcasting. The Company has developed Web sites and online applications for companies, including American Express Company, Bayer Corporation, Lexis-Nexis, MCI Worldcom Inc., NCR Corporation, Oppenheimer Funds, Philips Lighting Company, and TD Waterhouse Securities.

         The Company has developed a proprietary methodology called W3 Organizational Modeling that is based upon the Company's experience in organizational behavior related to the Web. The Company uses this methodology as a guide in developing online communications strategies for its clients. Recent projects using this methodology have included the development of Web sites to reposition corporate brands, applications to promote e-commerce and online account management, extranets to communicate with dealers and distributors, intranets to support human resources and other corporate communications, online customer service tools to decrease dependence on more costly telecommunications services, and Web sites to develop sales leads, including a customer transaction history.

         The Company's principal offices are located at 30 Broad Street, New York, New York 10004 and its telephone number is (212) 301-8800. The Company's Web site is located at http://www.k2design.com. Information contained in, or accessible through, the Company's Web site is not part of this report.

K2 SERVICES

         K2 partners with clients to focus on how new and emerging technologies can help them build one-to-one relationships with customers, employees and vendors. Through the strategic and technical expertise, media knowledge, and creative talent of its team of employees, the Company assists its clients in achieving a favorable return-on-investment from digital channels of e-commerce, information, customer support, advertising and entertainment. These channels include Web sites, transmission of broadband content, intranets, extranets, online media, and wireless appliances.

         The Company currently provides its clients with a range of services, including: qualitative and quantitative research, usability labs to test graphical user interfaces, navigation, functionality and systems, positioning studies for online branding, strategic planning, e-commerce planning, business process reengineering, online media planning and buying, proprietary media partnerships, marketing strategies, Web design, creative services for online advertising (e.g., banners, rich media, interstitials), technical strategies, requirements specifications and programming.

K2 STRENGTHS

Focus on Clients' Business Objectives

         The Company has made understanding its clients' business challenges the primary focus that guides its service offerings. The Company typically works with a client's management across a variety of business units and geographies to determine how best to utilize digital channels to realize the client's business goals. Once a client's business objectives are identified (e.g., increasing customer loyalty and retention, increasing sales or accounts per customer, reducing customer service costs or lowering employee turnover), the Company typically provides research, consulting, strategic planning and design services to the client to develop an innovative, technology-driven solution to the identified objectives. The Company's services often involve in-depth consulting and collaboration with multiple divisions within a client's corporate structure. Although some projects are limited in scope and duration, the Company often develops an ongoing relationship with the client as a result of the significant funding invested by the client in the overall strategy, the multi-divisional nature of the client and the ongoing need for further adaptation as innovations in digital communications continue to emerge.

Technological Expertise

         The Company believes the creative application of leading technologies is crucial to the success of its business. The Company's technical programming personnel are skilled in various computer operating systems, tools and languages, including C/C++, Visual Basic, Relational Databases, Fortran, Unix, Linux, Perl, PHP, Java, Real Audio and Video, Windows NT, Netscape server, Apache server, Director, Enliven, Flash, Quicktime, Streaming Media, SMIL, XML, and wireless (WAP), among others. These programmers are responsible for providing complex computer programming for applications that can be integrated into Web sites as well as periodically assessing new technologies in order to identify and deploy, directly and through independent contractors, those that are most promising for enhancing the Company's business and that of its clients.

Creative Expertise

         The Company believes that, in addition to the creative elements required in traditional graphic design, superior interactive development requires that the end product is easy-to-use, contains intuitive interfaces and seamless integrated technologies and has an engaging look and feel. Management believes that the Company's creative staff possesses a broad spectrum of expertise to meet clients' creative needs. In order to maintain high levels of creativity and quality, the Company both recruits senior talent and develops entry-level staff through mentoring relationships and external training programs.*

Media Planning and Buying

         The Company has determined through testing and ongoing results monitoring that overall media planning is critical to the success of an online advertising program. The K2 approach involves media research, planning, negotiation of buys, results audits, and optimization of media plans based on K2's analysis of those results. During 1998 and 1999, some of the Company's most successful online marketing campaigns included proprietary initiatives developed for individual clients. The development of strategic insights in these campaigns required a significant investment of time and resources, including creative brainstorming, which has become one of the Company's fee-based services. To heighten competitiveness, the Company has also invested in both strategic research and syndicated services for media decision support, which are accounted for as a part of overhead.

Management Skills

         Competition for employees with Web-based skills is intense. In addition, the Internet sector is widely recognized as fast-paced and fast-changing. To address these challenges, the Company has recruited seasoned senior managers with a track record for successfully managing in volatile situations and high-growth industries. Further, in an effort to retain its skilled employees, management has devoted significant time and resources to employee communications, training and employee welfare programs.

K2 STRATEGY

Capitalize on Accomplishments and Market Opportunities

         The Company believes that the proliferation of the Internet will continue to provide substantial opportunities to the Company and that recognition of its success, as evidenced by recent industry awards and the development of ongoing relationships with Fortune 500 clients, will continue to enhance its marketing efforts.* The Company's management does not, however, believe that the Company's primary business will always be limited to the Internet.* The Company produces digital content which may be carried over a variety of emerging technologies such as Vertical Blanking Interval (VBI), digital satellite, wireless and broadband devises.* Although there is no assurance that any of these technologies will achieve acceptance in the marketplace, the Company believes its services could be utilized over these channels as well.

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 10, for a discussion of factors that could affect future performance.

Leverage Development Efforts

         In the course of developing customized digital communications programs for certain of its clients, the Company gains organizational consulting expertise and technical know-how that can be applied in other efforts. The Company believes that its experience has the potential to reduce future development costs. Further, within the framework of its proprietary methodology, W3 Organizational Modeling, the Company expects that it will be able to develop service packages that build upon this expertise, offering increased value to the Company's clients.* The Company may evolve its business model from one based on generation of hourly fees to one that offers both fee-based consulting and service packages with the potential for higher margins and faster implementation.

Deploy Leading Technologies

         One of the Company's objectives is to apply both proven and emerging technologies as they become available in order to maximize the effectiveness of its digital planning and communications services. The Company has formed both formal, exclusive and informal non-exclusive relationships with key technology providers in an effort to gain access to, and influence the features of, the Company's utilization of their technologies in areas such as domain management, content management solutions, e-commerce and wireless applications.

Channel Marketing

         The Company will continue to focus on developing strategic relationships with Channel Sources (defined below) that seek to augment their businesses by making the Company's services available to their own customer base. See "Marketing-Channel Sources."

MARKETING

General

         The Company markets its services directly and also seeks to form strategic marketing relationships with third parties. Further, the Company's growing reputation, through industry awards and relationships with Fortune 500 clients, has recently generated increased unsolicited interest in the Company's services among companies seeking Web services providers. At December 31, 1999, the Company had two employees dedicated to the management of such unsolicited inquiries and the development of new business prospects. Additionally, three of the Company's executive officers spend a portion of their time marketing the Company's services. The Company also seeks to attract new clients through other methods, including referrals from existing clients. The Company seeks to expand its relationships across business units of client companies and deepen its existing client relationships through a consultative approach that displays a broad range of service offerings.

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

CLIENTS

         K2's client relationships have ranged from Fortune 500 companies to entrepreneurial Web related start-ups. In fiscal 1999, the Company's four largest clients, varsitybooks.com, Inc. (approximately 21.8%), Standard & Poor's Inc. (approximately 18.7%), MCI Worldcom Inc. (approximately 18.6%) and NCR Corporation (approximately 17.0%), accounted for approximately 76.1% of total revenue. In fiscal 1998, the Company's four largest clients, WavePhore, Inc. (approximately 23.4%), Standard & Poor's Inc. (approximately 18.5%), Bell Atlantic Corp. (approximately 6.0%) and Lexis-Nexis Group (approximately 5.8%), accounted for approximately 53.7% of total revenue.

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 10, for a discussion of factors that could affect future performance.

         In the past, Web design businesses have tended to have project-oriented engagements, with the completion of the project occurring over a 3 to 5 month period. Although such assignments comprise an important part of K2's consulting and creative business, our current business model, represented by W3 Organizational Modeling, involves a longer-term engagement with the client, commencing with in-depth discovery and strategic planning that establishes a foundation for ongoing relationships and ongoing revenue streams. K2's consultative approach includes a dedicated effort to continue and cultivate existing relationships with clients, many of which use online media placement as a central part of their strategic activity. Such media activity is also self-sustaining as long as performance benchmarks are achieved. For example, Standard & Poor's Inc., which initially engaged the Company in 1997, accounted for approximately 18.5% and 18.7% of revenue in 1998 and 1999, respectively, and has continued to use K2's services in 2000. Significant media-driven client relationships that have recently been terminated are varsitybooks.com, Inc. (in the third quarter of 1999) and WavePhore, Inc. (in the third quarter of 1998).

TRADEMARKS

         The Company has applied to the U.S. Patent and Trademark Office for several trademarks, all of which are currently in examination and have not yet been published for opposition. There can be no assurance that any of these trademarks will be granted. Trademarks for which the Company has applied include K2(TM) and K2 Design(TM).

GOVERNMENT REGULATION

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to Web site service companies and marketing and communications firms. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as the Company face potential liability for the actions of clients and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. Although the Company maintains $1 million of errors and omissions insurance, $1 million of general liability insurance, and a $1 million umbrella policy, any imposition of liability in excess of such policy limits or if not covered by such policies could have a material adverse effect on the Company.

COMPETITION

         The markets for the Company's services are highly competitive and are characterized by pressures to incorporate new technologies, accelerate completion schedules and reduce prices. The Company expects competition for its services to intensify in the future, especially as a result of consolidation among service companies. The Company faces competition from a number of sources, including potential clients that perform interactive marketing and communications services and Web site development services in-house. Other sources include management consulting firms, established Web services companies, advertising agencies and integrated marketing companies with digital communications departments, Internet-services and access providers and information technology consulting and system integration firms who are expanding their service offering. Many of the Company's competitors or potential competitors have significantly greater financial, sales, marketing and other resources than the Company. The Company's ability to retain relationships with Channel Sources and its existing clients and generate new clients and relationships with Channel Sources depends to a significant degree on the quality of its services and its reputation, as compared with the quality of services provided by, and the reputations of, the Company's competitors. The Company also competes on the basis of creative reputation, price, reliability of services and responsiveness. There can be no assurance that the Company will be able to compete and its inability to do so would have a material adverse impact on the Company's business, financial condition and operating results.

EMPLOYEES

         At December 31, 1999, the Company had 40 employees, of which 38 were full-time employees. Full-time employees include 5 in strategic planning, executive management and business development; 7 account directors, managers and coordinators; 3 media planning/buying personnel; 12 creative and production personnel; and 5 programmers, in addition to 6 administrative staff.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's offices occupy approximately 13,700 square feet of an office building in New York City at an annual rent ranging, over the term of the lease, from approximately $226,100 to $246,600 ($16.50 to $18.00 per square foot) payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. The lease has a six-year term and expires April 18, 2003. The Company believes that its current rental payment per square foot is significantly below the average rental for comparable office space in New York City. The Company's lease also grants to the Company a right of first refusal to rent the two floors of the building that are contiguous with the Company's offices in the event that the landlord of the building offers to rent such space to an unaffiliated third party. In addition, the Company has the right to extend the term of the existing lease for an additional five-year term commencing on the day following the expiration of the initial term of the existing lease. The Company also believes that the Company's current office space can be reconfigured to make use of currently underutilized space.

         The Company no longer leases office space at 50 Broad Street, New York, New York. The landlord of that building has exercised its option, pursuant to the Company's lease, to cancel and terminate the lease as of October 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings as of the date hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap Market ("NASDAQ") under the symbol "KTWO." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ from the quarter ended March 31, 1998, through December 31, 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Fiscal Quarter Ended           High                       Low
         --------------------           ----                       ---

         March 31, 1998                 $2 1/4                     $1 3/8

         June 30, 1998                  $6                         $1 7/8

         September 30, 1998             $4 9/16                    $1 1/2

         December 31, 1998              $5 13/16                   $1 1/16

         March 31, 1999                 $4 5/8                     $2 1/4

         June 30, 1999                  $5 3/4                     $2 1/2

         September 30, 1999             $3                         $1 7/16

         December 31, 1999              $10 11/16                  $2 1/2

         The approximate number of record holders of the Common Stock at December 31, 1999 was 29, not including beneficial owners whose shares are held by banks, brokers and other nominees.

         During 1999, the Company repurchased an aggregate of 171,167 shares of its Common Stock on the open market and from four of its shareholders in a separate transaction for a total cost of approximately $433,000. These shares are reflected on the Company's books as treasury stock as of December 31, 1999.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results and Market Price of Stock" commencing on page 10.

OVERVIEW

         The Company was founded in 1993 as a general partnership and initially operated a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and in August 1994 for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation. After the Company's initial public offering on July 26, 1996, the Company began to develop its business as a full-service digital communications company, largely in anticipation of demands from its clients for additional complementary services. The Company now provides such services as strategic consulting, design and development of Web sites, research, and online marketing.

RESULTS OF OPERATIONS

General

         Revenues are recognized on a percentage-of-completion basis. Provisions for any estimated losses on incomplete projects are made in the period in which such losses are determinable. A portion of the Company's revenues has been generated on a fixed fee or cap fee basis, as well as on an hourly bill rate basis.

         On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. and received both cash and common stock of 24/7 Media, Inc. At December 31, 1999, the Company owned 110,000 shares of common stock of 24/7 Media, Inc., valued on the Company's books at approximately $6.19 million, based on the closing sales price of the common stock of 24/7 Media, Inc. on December 31, 1999 of $56 1/4 per share. As a result of management's decision to discontinue the CLIQNOW! Division in May 1998 prior to the sale, the 1998 statement of operations reflects the CLIQNOW! Division as a discontinued operation.

                                                                                  Percentage of Revenues
                                                                                  Year Ended December 31,
                                                                                  ------------------------
                                                                                   1999              1998
                                                                                   ----              ----
Revenues                                                                          100.00%           100.00%

Operating expenses
             Direct salaries and costs                                             74.85%            75.51%
             Selling, general and administrative expenses                          50.75%            46.87%
             Depreciation                                                           6.42%             5.56%

                                                                                  ------            ------
                        Total operating expenses                                  132.02%           127.94%
                                                                                  ------            ------

                        Operating loss                                            (32.02)%          (27.94)%

Interest and other income, net                                                     45.51%             2.50%
                                                                                  ------            ------

Income (loss) before income tax provision and discontinued operations              13.49%           (25.44)%

Provision for income tax                                                            0.69%             0.61%


                                                                                  ------            ------
                        Income (loss) from continuing operations                   12.80%           (26.05)%

Loss from discontinued operations                                                   0.00%            (1.33)%

Gain from sale of discontinued operations                                           0.00%            46.64%
                                                                                   ------            ------
                        Net income                                                 12.80%            19.26%
                                                                                  ======            ======

Revenues

         Gross revenues for the years ended December 31, 1999 and 1998 were $5,859,000 and $6,420,000, respectively, or a decrease of $561,000 or 8.74% in
1999 as compared to 1998. Gross revenues include both fees paid to K2 for services and pass-through media costs which are billed to K2 by media vendors (for radio, newspaper, online media and other media placement costs) and then reimbursed by clients. The decrease in revenues was due principally to a decrease in media placement sales volume. Specifically, media placements totaled $1,709,000 in 1999 and $2,596,000 in 1998, a decrease of $887,000 or 34.17%.
This reflects the evolution of the Company from an interactive agency and online media buyer to a provider of fee-based professional services. In 1999, revenues from continuing operations were primarily generated by professional services rendered to clients for strategic planning, Web site development, research, design and implementation, and media planning and buying. From 1998 to 1999 these services increased, generating net revenue of $3,009,000 for the year ended December 31, 1999 versus $2,971,000 for the year ended December 31, 1998, or a 1% increase. Net revenue represents gross revenue minus media cost of sales and reimbursable expense pass-through billings. Net revenue in the first half of 1999 was lower relative to the second half of 1999, when net revenue increased 88.8% from the second to the third quarter of 1999 and 7.6% from the third to the fourth quarter of 1999.

Direct Salaries and Costs

         Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as media costs, independent contractors, free lance labor, travel and meeting costs, printing, reproduction, photography, research service costs, messengers, supplies and equipment costs and bad debt expense. As a percentage of revenues, direct salaries and costs decreased in 1999 as compared to 1998 from 75.51% to 74.85%. In absolute dollars, the Company's direct salaries and costs for 1999 decreased to $4,385,000 from $4,848,000 in 1998. In 1999, direct salaries and costs consisted primarily of $1,806,000 of direct salary costs, $1,709,000 of media costs and $361,000 paid to free lance artists and other independent contractors. The remainder consisted of various direct costs mentioned above. In 1998, direct salaries and costs consisted primarily of $2,596,000 of media costs, $1,735,000 of direct salary costs and $145,000 paid to free lance artists and other independent contractors. The remainder consisted of various direct costs mentioned above.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses include all indirect labor costs, professional fees, occupancy costs, telecommunications costs, recruitment costs, public relations, marketing, advertising, entertainment, office expenses, and insurance costs, among other things. As a percentage of revenues, selling, general and administrative expenses increased in 1999 as compared to 1998 from 46.87% to 50.75%. In absolute dollars, the Company's selling, general and administrative expenses for 1999 decreased to $2,974,000 from $3,009,000 in 1998. In 1999, selling, general and administrative expenses consisted primarily of labor costs of $1,476,000, $462,000 of legal and professional fees, $325,000 of occupancy costs, $129,000 of recruitment costs, $128,000 of telecommunications costs, $125,000 of public and investor relations costs, and $66,000 of business insurance. The remainder consisted of various selling, general and administrative costs mentioned above. In 1998, selling, general and administrative expenses consisted primarily of labor of $1,511,000, $599,000 of legal and professional fees, $303,000 of occupancy costs and $136,000 of telecommunications costs, $63,000 of business insurance and $30,000 of public relations. The remainder consisted of various selling, general and administrative costs mentioned above.

Depreciation

         Depreciation expense was $376,000 and $357,000 for fiscal 1999 and fiscal 1998, respectively, and related primarily to depreciation of equipment and leasehold improvements. The depreciation expense in fiscal 1999 was principally the result of depreciation of the Company's equipment and leasehold improvements.

Interest and Other Income

         The Company's cash investments earned interest and other income net of interest expense and other expenses of $2,667,000 for the year ended December 31, 1999. The Company incurred interest and other income net of interest expense and other expenses of $161,000 for the year ended December 31, 1998. The increase in interest and other income net of interest expense and other expenses in 1999 is primarily due to the gain on the sale of shares of common stock of 24/7 Media, Inc. (symbol: TFSM) of $2,521,000 during that year.

Income (Loss) From Continuing Operations

         The Company reported income from continuing operations in 1999 of $750,000 as compared to a loss from operations in 1998 of $(1,672,000). Included in the 1999 income from continuing operations is the $2,521,000 gain on the sale of 24/7 Media, Inc. stock. Had that amount not been included, there would have been a loss from continuing operations in 1999 of $(1,771,000).

Selected Quarterly Operating Results (Unaudited)

         The following table presents unaudited quarterly financial information for the period from January 1, 1998 to December 31, 1999. The information has been derived from the Company's unaudited Consolidated Financial Statements. The unaudited quarterly financial information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, including adjustments to remove discontinued operations from operating results and normal recurring adjustments, that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's audited Consolidated Financial Statements and the accompanying notes thereto appearing elsewhere in this Report. These results are not indicative of results for any future period.

                                          1998                                                       1999
                 -------------------------------------------------------    --------------------------------------------------------
                 March 31,      June 30,    September 30,   December 31,    March 31,      June 30,     September 30,   December 31,
                 ---------      --------    -------------   ------------    ---------      --------     -------------   ------------

Revenues        $ 2,140,382   $ 1,895,232    $ 1,901,265    $   483,088    $ 1,444,063    $   822,143    $ 1,705,708    $ 1,887,035
                -----------   -----------    -----------    -----------    -----------    -----------    -----------    -----------

Operating
Expenses:
Direct
salaries and
costs             1,465,601     1,202,492      1,448,140        731,539      1,412,891        718,456        989,361      1,264,524

Selling,
general and
administrative
expenses            534,220       686,894        655,281      1,132,369        632,544        719,197        836,467        785,499

Depreciation         89,008        88,271         86,539         93,061         96,010        103,795        101,595         75,011

Total
operating
expenses          2,088,829     1,977,657      2,189,960      1,956,969      2,141,445      1,541,448      1,927,423      2,125,034
                -----------   -----------    -----------    -----------    -----------    -----------    -----------    -----------

Operating
income (loss)   $    51,553   $   (82,425)   $  (288,695)   $(1,473,881)   $  (697,382)   $  (719,305)   $  (221,715)   $  (237,999)
                ===========   ===========    ===========    ===========    ===========    ===========    ===========    ===========

         Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major client or the termination of a relationship with a Channel Source, the level of media purchased by a client through the Company, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet. The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of lower cost full time employees versus higher cost independent contractors. Revenues and operating results are difficult to forecast because of these fluctuations. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which event may have a material adverse effect on the Company's operations for such period.

         The trading prices of the Common Stock and the Warrants are subject to fluctuations in response to the announcement of new clients or Channel Sources, quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced price and volume fluctuations which have particularly affected the market price of technology-oriented and media companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock and the Warrants.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's currents assets increased by approximately $7,582,000, or 236%, from $3,217,000 at December 31, 1998 to $10,799,000 at December 31, 1999.
This increase in current assets was principally due to the Company's reclassification of its investment in 24/7 Media Inc. stock from investment in restricted securities to investment in securities available for sale, at market value, as defined by SFAS 115. The restrictions on the sale of these securities expired in 1999. The Company intends to sell its investment in the 24/7 Media, Inc. stock during fiscal 2000. At December 31, 1999, the 110,000 shares still held by the Company had a market value of $6,188,000. Other changes in current assets included an increase in accounts receivable of approximately $656,000, or 244%, from $269,000 at December 31, 1998 to $925,000 at December 31, 1999.
Unbilled revenue increased by approximately $622,000, or 1,244%, from $50,000 at December 31, 1998 to $672,000 at December 31, 1999. The Company's current liabilities increased by approximately $1,171,000, or 60%, from $1,961,000 at December 31, 1998 to $3,132,000 at December 31, 1999. This increase was principally due to the $1,902,000 deferred tax liability relating to the reclassification of the 24/7 Media, Inc. stock, from investment in restricted securities to investment in securities for sale, at market value, as defined by SFAS 115. Other changes included a decrease in accounts payable of approximately $306,000, or 39% from $783,000 at December 31, 1998 to $477,000 at December 31,
1999, and a decrease in accrued expenses of approximately $452,000, or 45%, from $999,000 at December 31, 1998 to $547,000 at December 31, 1999.

         The Company is dependent on its current assets of $10,799,000 (at December 31, 1999), together with cash, if any, generated by operations, for working capital in order to be competitive, to meet the increasing demands for service, quality and pricing and for expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future substantial alternative financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable and its ownership of shares of common stock of 24/7 Media, Inc.* See "-- Factors Affecting Operating Results and Market Price of Stock--Cash Flow Deficit; Need for Additional Financing." Current liabilities increased by 59.8% to $3,133,000 at December 31, 1999 from $1,961,000 at December 31, 1998, due primarily to the deferred tax liability relating to the restatement of investment securities available for sale to market value. There were no deferred revenues at December 31, 1999 or December 31, 1998 as a result of no pre-billings on media campaigns.

         Cash used in the Company's operating activities of $(2,935,000) for the year ended December 31, 1999 related primarily to increases in accounts receivable and unbilled revenue and decreases in net income, accounts payable and other accrued expenses, partially offset by an increase in non-cash compensation expense.

         In 1999, the Company spent $142,000 on capital expenditures, consisting of computer equipment, as well as furniture, fixtures and leasehold improvements. The Company presently intends to make capital expenditures of approximately $300,000 in 2000, consisting of equipment, furniture and fixtures and leasehold improvements.

         The Company's cash position was further impacted in 1999 as a result of the repurchase of 171,000 shares of the Company's common stock on the open market as well as from four stockholders for an aggregate price of approximately $433,000. In addition severance payments and related costs in the amount of approximately $600,000 were made during 1999.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

Ability to Hire Skilled Personnel in a Tight Labor Market

         Qualified personnel are in great demand throughout the e-commerce and Internet services industry. The Company's success depends in large part upon its ability to attract, train, motivate and retain highly skilled employees. The Company's failure to attract and retain the highly-trained technical personnel that are integral to the Company's services and support teams may limit the rate at which the Company is able to grow its business.

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 10, for a discussion of factors that could affect future performance.

Competition

         The market for the Company's services is highly competitive. The Company cannot be certain that it will maintain its competitive position against current and potential competitors. The Company expects competition for its services to intensify in the future. Many of the Company's potential competitors may have significantly greater financial, marketing, sales, service, support and other resources than the Company, thus enabling them to respond more quickly to new or emerging technologies and to devote greater resources to the development, promotion and sale of their services. There can be no assurance that the Company will be able to compete and its inability to do so would have a material adverse effect on the business, financial condition and results of operations of the Company.

Cash Flow Deficit; Need for Additional Financing

         The Company's focus is on increasing the volume of all of its services. As a result, the Company has hired and will continue to hire additional personnel and has incurred and will continue to incur substantial expenses related to administration, production, technical resources, marketing, customer support and infrastructure in order to enhance and expand its operations. The Company had an operating cash flow deficit of $(2,935,000) in fiscal 1999 and an operating cash flow of $474,000 in fiscal 1998. The Company may require substantial additional financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable and its ownership of shares of common stock of 24/7 Media, Inc. Should such financing be unavailable or prohibitively expensive when the Company requires it, the Company would not be able to finance any expansion of its business and may not be able to satisfy its working capital needs, either of which would have a material adverse effect on the Company's business, operating results and financial condition.

Recent Operating Income (Losses)

         The Company's revenues for the years ended December 31, 1999 and 1998 were $5,859,000 and $6,420,000, respectively, with income (loss) from continuing operations of $750,000 and $(1,672,000), respectively, and a net income of $750,000 in 1999 and $1,237,000 in 1998. The net income of $750,000 in fiscal
1999 included $2,521,000 in gains from the sale of 86,492 shares of the Company's stock in 24/7 Media, Inc. There can be no assurance that the Company will be profitable in the future or that revenue growth, if any, can be sustained.

         The prospects of the Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and especially those in Internet and other computer related markets. There can be no assurance that the Company will be successful in addressing these risks.

Ability to Manage Growth

         Although the Company has not recently experienced substantial growth in the number of the Company's employees, if the Company increases its personnel significantly in the near future, there will be increased (i) responsibility for both existing and new management personnel, (ii) strain on the Company's existing management, administrative, operational, financial and technical resources and (iii) increased demands on its management information systems and controls. There can be no assurance that the Company will effectively develop and implement systems, procedures or controls adequate to support the Company's operations or that management will be able to achieve the rapid execution necessary to fully exploit all opportunities for the Company's services. To manage its business and any growth, the Company must continue to implement and improve its operational and financial systems and continue to expand, train and manage its employees. If the Company is unable to manage its business effectively, the Company's business, operating results and financial condition will be materially adversely affected.

Evolving Marketing Strategy

         The Company's marketing efforts have expanded as the range of services which the Company offers has increased. In addition to developing strategic relationships with other companies and Channel Sources that seek to augment their businesses by directly or indirectly offering to their clients digital planning and communications services provided by the Company and other third parties, the Company also directly markets its core creative services as well as the services of its media group.

         To try to avoid any conflict with a Channel Source, the Company does not intend to offer services to clients referred by a particular Channel Source that could be provided to those clients by that Channel Source. Since the Company does not expect to offer its full range of services to these clients, projects for them may be less profitable than full-service production relationships with other clients. Should a Channel Source favor other providers of similar services, fail to effectively market the Company's services as a result of the Channel Source's competitive position or otherwise, or not utilize the Company's services to the extent anticipated by the Company, the Company may also be adversely affected. The inability to recruit, manage or retain additional Channel Sources, or their inability to market the Company's services effectively or provide timely and cost-effective customer support and service, could materially adversely affect the Company's business, operating results and financial condition.

Project-Oriented Clients; Concentration of Revenues; Changes in Client Demands

         Since many of the Company's clients engage the Company on a single project basis, clients from whom the Company generated substantial revenue in one period have not necessarily been a substantial source of revenue in a subsequent period. Additionally, costs are significantly higher with respect to single projects as compared to servicing a client on a multiple project or continuous basis. For example, during 1999, varsitybooks.com, Inc. and Standard & Poor's Inc. accounted for approximately 21.8% and 18.7%, respectively, of revenues. Also in 1999, varsitybooks.com, Inc. and one other large client terminated their relationships with the Company; however, Standard & Poor's Inc. continues to be an active and significant client of the Company. Due to the Company's limited operating history and the developing nature of the Internet, the Company generally cannot be sure whether its relationships with clients will be on a project basis or on a longer term relationship basis. To the extent the Company does not generate repeat or ongoing business from its clients, it will incur the higher sales and marketing expenses associated with attracting new clients as compared to those in attracting additional business from existing clients.

         In addition, clients utilizing the services of a digital strategy and communications firm such as the Company may choose to terminate that relationship for a variety of reasons, some of which may be beyond the Company's control, such as changes in the management structure of the client, consolidation of service providers, changes in the service needs of the client, and changes in the client's need for geographical representation. There can be no assurance that the Company will be able to replace, on a timely basis or at all, clients who have ceased to work with the Company for such reasons. The loss of clients due to these reasons could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

         The Company's ability to derive revenues will also depend upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant growth in the number of users, the frequency of use or bandwidth requirements, there can be no assurance that the infrastructure for the Internet will be able to support such demands. Concerns about inadequate Internet infrastructure, security, reliability, accessibility, privacy and the availability of cost-effective, high-speed service also may inhibit growth in Internet usage. If the infrastructure necessary to support the Internet's commercial viability is not developed, or if the Internet does not become and remain a viable marketplace, the Company's business, operating results and financial condition would be materially and adversely affected.

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

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required for this item is incorporated by reference to the Company's 2000 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The information required for this item is incorporated by reference to the Company's 2000 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required for this item is incorporated by reference to the Company's 2000 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required for this item is incorporated by reference to the Company's 2000 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1999.

                                     PART IV

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

                                                                           Page

(a)         Documents filed as part of this report:

         1. Financial Statements and Schedule

            Report of Independent Public Accountants........................F-1

            Consolidated Balance Sheet - December 31, 1999..................F-2

            Consolidated Statements of Income - For the years ended
            December 31, 1999 and 1998......................................F-3

            Consolidated Statements of Comprehensive Income - For the years ended December 31, 1999 and 1998................................F-3

            Consolidated Statements of Changes in Stockholders' Equity -
            For the years ended December 31, 1999 and 1998..................F-4

            Consolidated Statements of Cash Flows - For the years ended
            December 31, 1999 and 1998......................................F-5

            Notes to Consolidated Financial Statements......................F-6

            Schedule II - Valuation and Qualifying Accounts.................F-12

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

            10.1   1996 Stock Incentive Plan and Rules Relating thereto*

            10.2   1997 Stock Option Plan**

            10.3   Consulting Agreement with Harvey Berlent*

            10.4   Employment Agreement with Matthew G. de Ganon*

            10.5   Employment Agreement with Douglas E. Cleek*

            10.6   Agreement of Lease - 55 Broad Street, New York, New York*

            10.7   Employment Agreement with Lynn Fantom dated October 22,
                   1998***

            10.8 Extension of Employment Agreement with Matthew G. de Ganon dated November 2, 1998***

            10.9 Extension of Employment Agreement with Douglas E. Cleek dated January 15, 1999***

            10.10 Employment Agreement with Seth Bressman dated February 11, 1999***

            10.11  Lease Termination Agreement - Baltimore, Maryland***

            21.1   Subsidiary List*

            23.1 Consent of Arthur Andersen, Independent Accountants to the Company

            27.1   Financial Data Schedule (EDGAR filing only)

* Incorporated by reference from the Registrant's Registration Statement on Form SB-2, No. 333-4319.
** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/96.
*** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/98.

         (b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             K2 DESIGN, INC.

Dated: March 26, 2000                        By: /s/ Matthew G. de Ganon
                                                 -------------------------------
                                                 Matthew G. de Ganon, Chairman

                                POWER OF ATTORNEY

         Each of the undersigned hereby appoints Matthew G. de Ganon as his attorney-in-fact to sign his or her name, in any and all capacities, to any amendments to this Form 10-KSB and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                                Date
     ---------                           -----                                ----
/s/ Matthew G. de Ganon      Chairman of the Board                        March 26, 2000
------------------------
Matthew G. de Ganon

/s/ Lynn Fantom              Chief Executive Officer, President and       March 26, 2000
------------------------     Director
Lynn Fantom

/s/ Seth Bressman            Chief Financial Officer (Principal           March 26, 2000
------------------------     Financial and Accounting Officer)
Seth Bressman

/s/ Douglas E. Cleek         Executive Vice President and Director        March 26, 2000
------------------------
Douglas E. Cleek

/s/ P. Scott Munro           Director                                     March 26, 2000
------------------------
P. Scott Munro

/s/ Steven N. Goldstein      Director                                     March 26, 2000
------------------------
Steven N. Goldstein

/s/ David R. Sklaver         Director                                     March 26, 2000
------------------------
David R. Sklaver

/s/ Gary W. Brown            Director                                     March 26, 2000
------------------------
Gary W. Brown

                                 K2 DESIGN, INC.
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Financial Statements of K2 Design, Inc. and Subsidiary

     Report of Independent Public Accountants.............................. F-1

     Consolidated Balance Sheet - December 31, 1999........................ F-2

     Consolidated Statements of Income - For the years
        ended December 31, 1999 and 1998................................... F-3

     Consolidated Statements of Comprehensive Income - For the years ended December 31, 1999 and 1998................................... F-3

     Consolidated Statements of Changes in Stockholders'
        Equity - For the years ended December 31, 1999 and 1998............ F-4

     Consolidated Statements of Cash Flows - For the years
       ended December 31, 1999 and 1998.................................... F-5

     Notes to Consolidated Financial Statements............................ F-6

     Schedule II - Valuation and Qualifying Accounts....................... F-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K2 Design, Inc:

We have audited the accompanying consolidated balance sheet of K2 Design, Inc. (a Delaware corporation) and its subsidiary (a New York corporation) as of December 31, 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K2 Design, Inc. and its subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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


                                            ARTHUR ANDERSEN LLP


New York, New York
February 22, 2000

                         K2 DESIGN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                     ASSETS

CURRENT ASSETS:
Cash & cash equivalents                                                           $  2,936,918
Accounts receivable, net of allowance for doubtful accounts of $100,000                925,564
Unbilled Revenue                                                                       672,590
Prepaid expenses and other current assets                                               75,995
Investment in securities available for sale, at market value                         6,187,500
                                                                                  ------------
          Total current assets                                                      10,798,567
FIXED ASSETS, net                                                                      588,054
RESTRICTED CASH                                                                        150,711
OTHER ASSETS                                                                             4,132
                                                                                  ------------
                    Total assets                                                  $ 11,541,464
                                                                                  ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of capital lease obligations                                      $     28,712
Accounts payable                                                                       477,147
Accrued compensation & payroll taxes                                                   113,922
Accrued expenses                                                                       547,268
Customer advances                                                                       63,333
Deferred taxes - current                                                             1,902,130
                                                                                  ------------
          Total current liabilities                                                  3,132,512
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                     41,256
                                                                                  ------------
          Total liabilities                                                          3,173,768

STOCKHOLERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
  0 shares issued and outstanding                                                            -
Common Stock, $0.01 par value 9,000,000 shares authorized;
  3,750,582 shares issued and 3,333,165 shares outstanding                              37,505
Treasury Stock, 417,417 shares at cost                                                (819,296)
Additional paid-in capital                                                           6,908,220
Accumulated other comprehensive income                                               2,853,196
Accumulated deficit                                                                   (611,929)
                                                                                  ------------
          Total stockholders' equity                                                 8,367,696
                                                                                  ------------
          Total liabilities & stockholders' equity                                $ 11,541,464
                                                                                  ============

The accompanying notes are an integral part of this consolidated balance sheet.

                         K2 DESIGN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                  1999                  1998
                                                                                  ----                  ----
Revenues                                                                      $ 5,858,949           $ 6,419,967

Direct salaries and costs                                                       4,385,232             4,847,772

Selling, general and administrative expenses                                    2,973,707             3,008,764

Depreciation                                                                      376,411               356,879

Loss from continuing operations before interest & other income, net,
  income taxes and discontinued operations, net                                (1,876,401)           (1,793,448)

Gain on sale of securities, interest and other income, net                      2,666,600               160,777

Provision for income taxes                                                         40,542                39,143

Income (loss) from continuing operations                                          749,657            (1,671,814)

Loss from discontinued operations                                                       -               (85,309)

Gain on sale from discontinued operations, net of income taxes                          -             2,994,204
                                                                              -----------           -----------
Net income                                                                    $   749,657           $ 1,237,081
                                                                              ===========           ===========

Income (loss) per share from continuing operations -

Basic                                                                         $      0.22           $     (0.47)
                                                                              -----------           -----------
Diluted                                                                       $      0.21           $     (0.47)
                                                                              -----------           -----------

Loss per share from discontinued operations -

Basic                                                                         $         -           $     (0.02)
                                                                              -----------           -----------
Diluted                                                                       $         -           $     (0.02)
                                                                              -----------           -----------

Income per share from gain on sale of discontinued operations -

Basic                                                                         $         -           $      0.84
                                                                              -----------           -----------
Diluted                                                                       $         -           $      0.84
                                                                              -----------           -----------

Net income per share -

Basic                                                                         $      0.22           $      0.35
                                                                              ===========           ===========
Diluted                                                                       $      0.21           $      0.35
                                                                              ===========           ===========

Weighted average basic common shares outstanding                                3,442,946             3,553,861
                                                                              ===========           ===========

Weighted average diluted common shares outstanding                              3,643,837             3,553,861
                                                                              ===========           ===========


                         K2 DESIGN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                  1999                  1998
                                                                                  ----                  ----
Net Income                                                                    $   749,657           $ 1,237,081

Unrealized gains on investment securities, net of
  deferred taxes of $1,902,130                                                $ 2,853,196                     -
                                                                              -----------           -----------
Comprehensive Income                                                          $ 3,602,853           $ 1,237,081
                                                                              ===========           ===========

 The accompanying notes are an integral part of these consolidated statements.

                         K2 DESIGN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                        Accumulated
                                Number of                 Additional      Other                         Treasury
                                 Common         Par         Paid-in    Comprehensive    Accumulated       Stock
                                 Shares        Value        Capital       Income          Deficit         Amount        Total
                                ---------      -----     -----------   -------------    ------------   ----------    -----------
BALANCE, January 1, 1998        3,680,671     $ 36,807   $ 6,348,940    $         -     $ (2,598,667)  $        -    $ 3,787,080

Repurchase of Treasury Stock            -            -             -              -                -     (386,781)      (386,781)


Net Income                              -            -             -              -        1,237,081            -      1,237,081

Compensation expense               12,146          121        80,023              -                -            -         80,144
                                ---------     --------   -----------    -----------     ------------   ----------    -----------

BALANCE, December 31, 1998      3,692,817       36,928     6,428,963              -       (1,361,586)    (386,781)     4,717,524

Repurchase of Treasury Stock            -            -                            -                -     (432,515)      (432,515)

Net Income                              -            -             -              -          749,657            -        749,657

Compensation expense and
  cashless exercise of stock
  options                          52,965          529       470,905              -                -            -        471,434

Proceeds from stock options
  exercised                         4,800           48         8,352              -                -            -          8,400

Change in fair value of
  securities available
  for sale                              -            -             -      2,853,196                -            -      2,853,196
                                ---------     --------   -----------    -----------     ------------   ----------    -----------
BALANCE, December 31, 1999      3,750,582     $ 37,505   $ 6,908,220    $ 2,853,196     $   (611,929)  $ (819,296)   $ 8,367,696
                                =========     ========   ===========    ===========     ============   ==========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                         K2 DESIGN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    1999                 1998
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $   749,657           $ 1,237,081
Gain from sale of securities                                                     (2,521,083)                    -
Net gain from sale of discontinued operation                                              -            (2,994,204)
Adjustments to reconcile net income  to net cash provided by (used in)
  operating activities -
      Non-cash compensation expense                                                 471,434                80,144
      Depreciation                                                                  376,411               356,879
  Changes in operating assets and liabilities -
      Accounts receivable, net                                                     (656,391)            3,163,980
      Prepaid expenses and other current assets                                      (8,149)               37,893
      Unbilled revenue                                                             (622,138)              265,869
      Other assets                                                                    5,040                   901
      Accounts payable                                                             (306,069)           (1,127,163)
      Accrued compensation and payroll taxes                                         17,280               (64,107)
      Other accrued expenses                                                       (452,628)              138,396
      Deferred revenue and customer advances                                         12,045              (621,871)
                                                                                -----------           -----------
      Net cash (used in) provided by operating activities                        (2,934,591)              473,798
                                                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of discontinued operation                                        -               782,459
      Gross proceeds from sale of investment securities                           3,647,209                     -
      Purchase of equipment                                                        (141,933)             (209,914)
                                                                                -----------           -----------
      Net cash provided by investing activities                                   3,505,276               572,545
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital lease obligations                               (39,280)              (72,922)
      Options exercised for cash                                                      8,400                     -
      Purchase of common stock for treasury                                        (432,515)             (386,781)
                                                                                -----------           -----------
      Net cash used in financing activities                                        (463,395)             (459,703)
                                                                                -----------           -----------
      Net increase in cash and cash equivalents                                     107,290               586,640


CASH AND CASH EQUIVALENTS, beginning of year                                      2,829,628             2,242,988
                                                                                -----------           -----------
CASH AND CASH EQUIVALENTS, end of year                                          $ 2,936,918           $ 2,829,628
                                                                                ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
      Interest                                                                  $    12,156           $    28,575
      Income taxes                                                              $    54,343           $    25,609

  Non-cash investing activities -
      Assets acquired under capital lease obligations                           $    77,146           $         -
      Investment in restricted securities, at cost                              $         -           $ 2,558,300

  The accompanying notes are an integral part of these consolidated statements.

                         K2 DESIGN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

K2 is a professional services firm specializing in business consulting, development and design related to digital communications.

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

Investment in Securities Available for Sale

Investments in Securities Available for Sale are primarily equity securities. In accordance with Statement of Financial Accounting Standards No. 115 "Investment Securities" (SFAS No. 115), these securities are reflected at their fair market value as of December 31, 1999 with a corresponding credit reflected in accumulated other comprehensive income, net of deferred taxes.

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

Estimated useful lives by class of assets are as follows:

          Computers and equipment          3 years
          Furniture and fixtures           5 years
          Leasehold improvements           Life of lease

Accrued Expenses

Accrued expenses are comprised of the following as of December 31, 1999:

Accrued Media Planning and Ad Servicing             $ 288,990
Accrued Expenses - other                              258,278
                                                    ---------
                                                    $ 547,268
                                                    =========

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair market value based upon the relatively short-term nature of these financial instruments. The investment securities available for sale are reflected at fair market value.

Concentration of Revenue

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its clients' financial condition and generally requires no collateral from its clients. Sales to the Company's two largest clients constituted approximately 21.8% and 18.7% of revenue for the year ended December 31, 1999. The Company had accounts receivable from these clients amounting to $471,634 at December 31, 1999. Sales to the Company's two largest clients for the year ended December 31, 1998 constituted approximately 23.4% and 18.5% of revenue.

Income Taxes

The Company provides Federal, State and City income tax in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive Income

The Company has adopted the disclosure requirements prescribed by Statement of Financial Accounting Standards No. 130, "Comprehensive Income." This statement requires disclosure of the major components of comprehensive income. The change in the fair value of the investment securities available for sale is the only component of comprehensive income for the Company.

Net Income per Share of Common Stock

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," establishes new standards for computing and presenting earnings per share (EPS). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Outstanding stock options of 200,891 and 810,200 as of December 31, 1999 and 1998, respectively, have been included in the above calculations for the year ended December 31, 1999 and excluded for the year ended December 31, 1998 as they are antidilutive for that year.

The following table reconciles the number of weighted average shares outstanding for basic and diluted earnings per share:

                                                       1999             1998
                                                       ----             ----
Weighted average shares outstanding - basic          3,442,946        3,446,861

Incremental shares from assumed conversions
  of options                                           200,891                -
                                                     ---------        ---------

                                                     3,643,837        3,446,861
                                                     =========        =========

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS 123 also permits entities to continue to measure compensation costs under pre-existing accounting pronouncements with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to the financial statements. The Company has elected to adopt the disclosure requirements of SFAS 123 (see Note 7).

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Reporting on Segments") (SFAS 131). SFAS 131 requires companies to disclose certain information related to the various segments in which it operates. The Company believes that it operates in one segment.

On January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," issued by the American Institute of Certified Public Accountants ("AICPA"). SP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use software, dividing the development into three stages: (1) the preliminary project stage, during which conceptual formulation and evaluation of alternatives takes place, (2) the application development stage, during which design, coding, installation and testing takes place and (3) the operations stage during which training and maintenance takes place. Costs incurred the application development stage are capitalized; all other costs are expensed as incurred. The adoption of this statement did not have a material effect on the consolidated financial statements.

On January 1,1999, the Company adopted SOP No. 98-5, "Reporting on the Costs of Start-Up Activities" issued by the AICPA. SOP 98-5 requires that certain start-up expenditures and organization costs previously capitalized must now be expensed. The adoption of this statement did not have a material effect on the financial statements.

3. FIXED ASSETS

Fixed assets, at cost, including capital leases (see Note 4), summarized by major categories at December 31, 1999, consist of the following:

          Computers and equipment                    $  703,766
          Furniture and fixtures                        298,047
          Leasehold improvements                        322,397
                                                     ----------
          Subtotal                                    1,324,210
          Less: Accumulated depreciation               (736,156)
                                                     ----------
          Fixed assets, net                          $  588,054
                                                     ==========

4. CAPITAL LEASE OBLIGATIONS

The Company is a lessee in non-cancelable leasing agreements for certain computers and equipment. Included in fixed assets is $65,769 of computers and equipment held under capital leases.

Future minimum lease payments for fixed assets under capital lease at December 31, 1999 are as follows:

          2000                                                         $ 32,828
          2001                                                           32,829
          2002                                                           14,048
          Total minimum lease payments                                   79,705
          Less-Imputed interest                                          (9,737)
                                                                       --------
          Total capital lease obligation                                 69,968
          Less: current portion                                         (28,712)
                                                                       --------
          Total long term portion of capital lease obligations         $ 41,256
                                                                       ========

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space and automobiles for varying periods. At December 31, 1999, approximate future minimum rental commitments under all non-cancelable operating leases are as follows:

                     Fiscal Year:
                     ------------
                         2000                 $268,822
                         2001                 $268,822
                         2002                 $267,829
                         2003                 $ 76,017

Rent expense under the above leases amounted to $244,622 in 1999 and $225,893 in 1998.

Employment contracts

The Company has employment contracts with each of its executives. Two contracts provide for minimum annual salaries of $183,600 in 2000 and $220,320 in 2001, the year of expiration. Both contracts also include bonuses equal to 1.88% of the Company's pre-tax profit. The Company also entered into a two-year employment contract with an executive officer, expiring on December 31, 2000. That contract provides for an annual salary of $250,000 and a bonus equal to 10% of the Company's pre-tax profit not to exceed $75,000, provided that the Company's pre-tax profits for fiscal 2000 are at least $500,000. The Company also entered into a one year employment contract with an executive officer expiring January 31, 2000, subject to automatic renewals, providing for an annual salary of $125,000 and a bonus equal to $50,000 in the event of a Change of Control Event (as defined in the contract).

6. INCOME TAXES

As described in Note 1, the Company previously elected "S" corporation status under the provisions of the Internal Revenue Code.

The provision for income taxes on the net income (loss) for the years ended December 31, 1999 and 1998 differs from the amount computed by applying the Federal statutory rate due to the following:


                                                1999             1998
                                                ----             ----
Statutory Federal income tax rate               34.0%            34.0%

State and local taxes, net                       5.1              4.8

Valuation Allowance (utilization of NOL)       (34.0)           (31.4)
                                               -----            -----

Effective Tax Rate                               5.1%             7.4%
                                               -----            -----

7. STOCK OPTION PLAN

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation. The number of options available under the 1997 Plan were increased by an additional 400,000 options, as the result of an approval and ratification of an amendment voted on and approved at the 1999 annual meeting of stockholders. As of December 31, 1999, there were 299,050 shares of common stock available for grant under the Plans.

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

A summary of the Plans at December 31, 1999 and 1998 is presented in the table below:

                                                            Weighted Average
                                              Shares         Exercise Price
                                              ------         --------------

Outstanding at January 1, 1998               464,950            $2.10

Granted                                      474,500             1.54

Exercised                                    (56,750)             .71

Forfeited                                    (72,500)            1.75
                                            --------            -----

Outstanding at December 31, 1998             810,200             1.83

Granted                                      104,000             2.83

Exercised                                   (126,500)            1.89

Forfeited                                   (145,000)            2.29
                                            --------            -----

Outstanding at December 31, 1999             642,700            $1.87
                                            --------            -----

Shares exercisable at December 31, 1999      365,325            $1.88
                                            ========            =====

The Company accounts for the Plans under APB 25, under which no compensation cost is recognized for stock options granted with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for the Plans been determined consistent with the fair value approach required by SFAS 123, the Company's net income and net income per common share would have been the following pro forma amounts:

                                        1999                 1998
                                        ----                 ----
Net income:

As reported                           $ 749,657          $ 1,237,081
                                      =========          ===========

Pro forma                             $ 420,652          $   885,766
                                      =========          ===========

Net income per common share:

As reported - Basic                   $    0.22          $      0.35
                                      =========          ===========
              Diluted                 $    0.21          $      0.35
                                      =========          ===========

Pro forma - Basic                     $    0.12          $      0.25
                                      =========          ===========
            Diluted                   $    0.12          $      0.25
                                      =========          ===========

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.5% and 5.2% in 1999 and 1998, respectively; no expected dividend yields for options granted; expected lives of 4 and 5 years in 1999 and 1998, respectively; and expected stock price volatility of 101% and 120% in 1999 and 1998, respectively. The weighted average fair value of options granted during 1999 and 1998 was $2.29 and $1.22, respectively.

The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts because stock option grants are anticipated in future years.

8. INVESTMENT IN SECURITIES

In May 1998, the Company discontinued the CLIQNOW! Division. Accordingly, this business has been reflected as a discontinued operation for the years ended December 31, 1998 and 1997. On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. ("TFSM") for gross proceeds of $4 million, consisting of $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. The sale resulted in a net gain of approximately $2,994,000. On August 13, 1998, TFSM's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. As a result, the Convertible Redeemable Preferred Stock of TFSM automatically converted on that date into shares of common stock of TFSM, of which the Company retained 196,492 shares. These shares were carried at a cost of $2,558,300 (approximately $13.02 per share) on the Company's consolidated balance sheet at December 31, 1998. During the quarter ended September 30, 1999, the shares of TFSM stock became freely tradable. In the fourth quarter of 1999, the Company reclassified the 110,000 shares still held by the Company as "investment in securities available for sale," under the "cash and cash equivalents" section of the balance sheet, as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No.115, the shares are stated at fair market value on the December 31, 1999 consolidated balance sheet. The offset to this increase is reflected as "other comprehensive income" in the stockholders' equity section of the balance sheet, net of related deferred taxes.

The following disclosures are presented in accordance with SFAS No. 115:

          Equity Securities:

          Aggregate fair value                                 $6,187,500
                                                               ==========

          Gross unrealized holding gain                        $4,755,326
                                                               ==========

          Proceeds from sales of equity securities             $3,647,209
                                                               ==========

          Gross realized gains on sales of securities          $2,521,083
                                                               ==========

The gain on the sale of the securities was determined on an average cost basis.

During 1999, the Company sold 86,492 shares of their investment in TFSM. The sale resulted in a gain of $2,521,083 which is reflected in interest and other income in the 1999 income statement.

                                   SCHEDULE II

                         K2 DESIGN, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Allowance for doubtful accounts, January 1, 1998         $ 213,204

Less:  Decrease to allowance for doubtful accounts        (188,204)

Allowance for doubtful accounts, December 31, 1998       $  25,000

Add: Increase to allowance for doubtful accounts            75,000
                                                         ---------

Allowance for doubtful accounts, December 31, 1999       $ 100,000
                                                         =========