Form 10QSB
period 2000-03-31
K2 DESIGN INC
filed 2000-05-15
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (MARK ONE)

         |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

         | |  Transition report under Section 13 or 15(d) of the Exchange Act


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

                                 (212) 301-8800
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /x/   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Class                      Outstanding at May 5, 2000
                     -----                      --------------------------
Common stock, par value $.01 per share                   3,359,818
Common stock redeemable purchase warrants                1,000,000

           Transitional Small Business Disclosure Format (check one):
                                 Yes / /   No /x/

                         K2 DESIGN, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                      Page

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated balance sheet - March 31, 2000 (unaudited)...........................................1

       Consolidated statements of operations - three months ended
           March 31, 2000 (unaudited) and March 31, 1999 (unaudited).....................................2

       Consolidated statements of cash flows - three months ended
           March 31, 2000 (unaudited) and March 31, 1999 (unaudited).....................................3

       Notes to consolidated financial statements  ......................................................4


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............6

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................................10

SIGNATURES..............................................................................................11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         K2 DESIGN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000
                                   (unaudited)

                                     ASSETS


        CURRENT ASSETS:
           Cash & cash equivalents                                                                       $ 2,321,994
           Accounts receivable, net of allowance for doubtful accounts of $100,000                           845,850
           Unbilled revenue                                                                                1,285,199
           Prepaid expenses and other current assets                                                          83,858
           Investment in securities available for sale                                                     4,345,000
                                                                                                         -----------
        Total current assets                                                                               8,881,901
        FIXED ASSETS, net                                                                                    640,468
        RESTRICTED CASH                                                                                      150,711
        OTHER ASSETS                                                                                           1,250
                                                                                                         -----------
              Total assets                                                                                 9,674,330
                                                                                                         ===========

                                            LIABILITIES & STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
           Current portion of capital lease obligations                                                   $   28,712
           Accounts payable                                                                                  435,539
           Accrued compensation & payroll taxes                                                               69,926
           Accrued expenses                                                                                  755,716
           Customer advances                                                                                  63,333
                                                                                                         -----------
        Total current liabilities                                                                          1,353,226
        DEFERRED TAX LIABILITY                                                                             1,165,130
        LONG-TERM CAPITAL LEASE OBLIGATIONS                                                                   34,078
                                                                                                         -----------
              Total liabilities                                                                            2,552,434

        STOCKHOLERS' EQUITY:
           Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
              0 shares issued and outstanding                                                                      -
           Common Stock, $0.01 par value 9,000,000 shares authorized;
              3,773,485 shares issued and 3,356,068 shares outstanding                                        37,735
           Treasury Stock, 417,417 shares at cost                                                           (819,296)
           Additional paid-in capital                                                                      7,062,923
           Accumulated other comprehensive income                                                          1,747,696
           Accumulated deficit                                                                              (907,162)
                                                                                                         -----------
        Total stockholders' equity                                                                         7,121,896
                                                                                                         -----------
                       Total liabilities & stockholders' equity                                         $  9,674,330
                                                                                                         ===========

                 See Notes to Consolidated Financial Statements

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 2000                   1999
                                                                                 ----                   ----
                                                                              (unaudited)            (unaudited)
                                                                              -----------            -----------
        Gross revenues                                                            $ 1,933,010           $  1,444,063
        Less: Pass-through costs                                                     (444,162)              (976,416)
                                                                                  -----------           ------------
        Net revenues                                                                1,488,848                467,647

        Direct salaries and costs                                                     885,078                436,475
        Selling, general and administrative expenses                                  857,100                632,544
        Depreciation                                                                   79,417                 96,010
        Loss from operations before interest & other                              -----------           ------------
           income, net and income taxes                                              (332,747)              (697,382)

        Interest and other income, net                                                 41,634                 25,226
        Provision for income taxes                                                      4,120                  9,325
                                                                                  -----------           ------------
        Net loss                                                                  $  (295,233)            $ (681,481)
                                                                                  ===========           ============


        Net loss per share -
          Basic and diluted                                                        $    (0.09)            $    (0.20)
                                                                                  -----------           ------------

        Weighted average basic common shares outstanding                            3,346,874              3,459,205
                                                                                  ===========           ============


                 See Notes to Consolidated Financial Statements

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                       2000                   1999
                                                                                       ----                   ----
                                                                                    (unaudited)           (unaudited)
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                       $   (295,233)          $  (681,481)

       Adjustments to reconcile net loss to net cash used in
         Operating activities -
       Noncash compensation expense                                                        143,683            $   43,434
       Depreciation                                                                         79,417                96,010

       Changes in -
       Accounts receivable, net                                                             79,714               (75,686)
       Prepaid expenses and other current assets                                            (7,863)               17,374
       Unbilled revenue                                                                   (612,609)             (154,749)
       Other assets                                                                          2,882                 3,941
       Accounts payable                                                                    (41,608)             (405,007)
       Accrued compensation and payroll taxes                                              (43,996)               20,233
       Other accrued expenses                                                              208,447              (151,617)
       Deferred revenue and customer advances                                                    -                53,141
                                                                                      ------------           -----------
       Net cash used in operating activities                                              (487,166)           (1,234,407)
                                                                                      ------------           -----------
       CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment
                                                                                          (131,831)              (12,755)
                                                                                      ------------           -----------
       Net cash provided by investing activities                                          (131,831)              (12,755)
                                                                                      ------------           -----------

       CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital lease obligations                                      (7,178)               (7,995)
       Options exercised for cash                                                           11,251                     -
                                                                                      ------------           -----------
       Net cash provided by (used in) financing activities                                   4,073                (7,995)
                                                                                      ------------           -----------
       Net decrease in cash
         And cash equivalents                                                             (614,924)           (1,255,157)

       CASH AND CASH EQUIVALENTS, beginning of period                                    2,936,918             2,829,628
                                                                                      ------------           -----------

       CASH AND CASH EQUIVALENTS, end of period                                        $ 2,321,994           $ 1,574,471
                                                                                       ============           ===========

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for -
       Interest                                                                        $       660           $     4,440
       Income taxes                                                                    $     4,120           $    23,125

       Non cash investing activities -
       Assets acquired under capital lease obligations                                 $         -           $    37,255
       Investment in restricted securities, at cost                                    $         -           $ 2,558,300

                 See Notes to Consolidated Financial Statements

                         K2 DESIGN, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 March 31, 2000

1        ORGANIZATION AND BUSINESS

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

K2 is a strategic Internet services firm specializing in business consulting, development and design related to digital communications.

2.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2000, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and revenues and expenses during the reporting periods. Actual results may differ from those estimates.

3.       NET LOSS PER SHARE OF COMMON STOCK

SFAS 128, "Earnings per Share," establishes standards for computing and presenting earnings per share (EPS). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted loss per share:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 2000            1999
                                                                                 ----            ----
                                                                                     (unaudited)
Numerator: Net loss                                                           $ (295,233)      $ (681,481)

Denominator: Weighted average number of common shares outstanding - basic      3,346,874        3,459,205
and diluted

Net loss per share - Basic and diluted                                        $  (0.09)**      $  (0.20)**

**Excludes outstanding stock options as of March 31, 2000 and March 31, 1999, as they are antidilutive.

The stockholders of the Company will be voting on an amendment to increase the number of shares of common stock subject to stock options issuable under the Company's 1997 Stock Incentive Plan at the Company's 2000 Annual Meeting of Stockholders on June 1, 2000. If approved by the stockholders, 800,000 additional shares of common stock would be available for issuance under such plan.

4.       INVESTMENT IN SECURITIES

As of March 31, 2000, the Company held 110,000 shares of common stock of 24/7 Media Inc. These shares have been classified as "investments in securities available for sale" as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No. 115, the shares are stated at fair market value on the Company's March 31, 2000 consolidated balance sheet. The unrealized holding gain is reflected as "other comprehensive income" in the stockholders' equity section of the balance sheet, net of the related "deferred tax liability."

The following disclosures are presented in accordance with SFAS No. 115:

          Equity Securities:

          Aggregate fair market value                         $4,345,000


          Gross unrealized holding gain                       $2,912,825



The Company did not sell any shares of capital stock of 24/7 Media Inc. during the quarter ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review "Factors Affecting Operating Results and Market Price of Stock" commencing on page 11 of the Company's 1999 Annual Report on Form 10-KSB for a discussion of certain of these risks and uncertainties.

RESULTS OF OPERATIONS

General

The Company works with clients to develop strategies for using new and emerging technologies to help the clients build one-to-one relationships with their customers, employees and vendors. Through the strategic and technical expertise, media knowledge, and creative talent of the Company's team of employees, the Company assists its clients in achieving a favorable return-on-investment from digital channels of e-commerce, information, customer support, advertising and entertainment. These channels include Web sites, transmission of broadband content, intranets, extranets, online media, and wireless appliances.

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


While the Company considers the presentation of gross revenues to be appropriate, as a result of the Company assuming the economic risk related to reimbursable expenses, such as pass-through media costs, the Company has elected to present net revenues in its statement of operations, because they are representative of the Company's fee-based strategic and process consulting and development services, which are at the core of the current business model. Net revenues represents gross revenues, less reimbursable expenses, such as media pass-through costs. The Company's operating results discussed herein are not necessarily representative of future periods.

                                                                                Percentage of Net Revenues for the Three
                                                                                          Months Ended March 31,
                                                                                         2000                  1999
                                                                                         ----                  ----

                                                                                  (unaudited)           (unaudited)

Net Revenues:                                                                         100.00%                100.0%

Operating Expenses:

Direct salaries and costs                                                               59.4%                 93.3%

Selling, general and administrative                                                     57.6%                135.3%

Depreciation                                                                             5.3%                 20.5%

Total operating expenses                                                               122.3%                249.1%

Loss from continuing operations before interest                                       (22.3)%              (149.1)%
and other income, net, and income taxes

Interest and other income, net                                                           2.8%                  5.4%

Loss before income tax provision                                                      (19.5)%              (143.7)%

Provision for income taxes                                                               0.3%                 2.00%

Net loss                                                                              (19.8)%              (145.7)%

Revenues

Net revenues consist of gross revenues less pass-through expenses such as media placement costs. Net revenues for the three months ended March 31, 2000 and 1999 were approximately $1,489,000 and $468,000, respectively, or an increase of approximately 218%. This increase in net revenues was primarily attributable to new clients during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Net revenues for the three months ended March 31, 2000 represented an increase of $152,000 or 11% over net revenues of $1,337,000 for the three months ended December 31, 1999. These increases in both year-to-year periods and sequential quarters reflect the acquisition of new clients, such as Hewlett-Packard and WorldCom, and deepening engagements with existing clients. During the three months ended March 31, 2000, the two largest net revenue producing clients, accounted for approximately 60% and 27%, respectively, of the Company's net revenues. During the three months ended March 31, 1999, the largest two net revenue producing clients accounted for approximately 35% and 11%, respectively, of the Company's net revenues. Accordingly, although the Company has increased its efforts to maintain and enhance client relationships, loss of major clients without a comparable replacement could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."

Direct Salaries and Costs

Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, supplies, and printing and equipment costs, less any reimbursed expenses. As a percentage of net revenues, direct salaries and costs decreased for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease is due to the increased net revenues in the 2000 period as compared to the 1999 period, partly offset by increased direct salaries and costs during the 2000 period. Direct salaries and costs increased by approximately $449,000 to approximately $885,000 for the 2000 quarter from approximately $436,000 for the 1999 quarter. In the 2000 period, direct salaries and costs primarily consisted of approximately $626,000 paid as direct salary costs and $207,000 paid as independent contractor costs. In the 1999 period, direct salaries and costs primarily consisted of approximately $417,000 paid as direct salary costs and approximately $35,000 paid as independent contractor costs. Gross profit, which is net revenues less direct salaries and costs, totaled $604,000 for the period ending March 31, 2000 as compared to $31,000 for the same period in 1999, resulting in a gross margin of 40.6% and 6.7%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2000 and 1999 were approximately $857,000 and $633,000, respectively, and consisted primarily of labor costs, professional fees, occupancy costs, and non-cash compensation expense and recruitment costs. The Company's selling, general and administrative costs have increased due to increased compensation costs, recruitment costs and non-cash compensation expense. Non-cash compensation charges totalled $144,000 for the period ending March 31, 2000.

Depreciation

Depreciation expense was approximately $79,000 and $96,000 in the three months ended March 31, 2000 and 1999, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. The Company's depreciation expenses in 2000 have decreased as a result of previous purchases of computer and office equipment becoming fully depreciated.

Income Taxes

As of March 31, 2000, the Company had an accumulated deficit of $(907,000). The provision for income taxes consists of minimum statutory taxes due.

Operating Loss

The operating loss for the three months ended March 31, 2000 was $333,000 as compared to an operating loss of $697,000 for the three months ended March 31, 1999. Contributing to the operating loss for the three months ended March 31, 2000 were increases in direct labor and selling, general and administrative costs, which include non-cash compensation charges of $144,000. However, the operating loss for the three months ended March 31, 2000 represented a decrease of $364,000 or 52% from the operating loss of $697,000 for the three months ended March 31, 1999.

Fluctuations in Quarterly Operating Results

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which may be managed by the Company and some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major customer or the termination of a relationship with a channel source, the timing of the receipt of new business, the timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet.

Liquidity and Capital Resources

The Company's cash balance of $2,322,000 at March 31, 2000, has decreased by $615,000 or 21% as compared to the $2,937,000 cash balance at December 31, 1999. This decrease is primarily due to a $613,000 increase in unbilled revenue at March 31, 2000, compared to unbilled revenue at December 31, 1999. The increase in unbilled revenue resulted from the delayed billing of one of the Company's material clients due to internal review of the contract governing the services provided to this client. The review process has been completed and the client has been billed.

The Company is dependent on its current cash and investment securities, together with cash generated by operations for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for the expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future financing in order to satisfy its working capital needs, and such financing may be unavailable or prohibitively expensive.* Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business.

Net cash used in the Company's operating activities was $487,000 for the three months ended March 31, 2000 and related primarily to an increase in unbilled revenue and decreases in accounts payable and accrued compensation and payroll taxes, offset by an increase in other accrued expenses payable, as indicated in the statement of cash flows.

For the three months ended March 31, 2000, the Company spent approximately $132,000 on capital expenditures, consisting of computer equipment, furniture, fixtures and leasehold improvements.








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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      Exhibit 10.1 - Employment contract of Gary W. Brown

      Exhibit 10.2 - Restricted stock agreement of Gary W. Brown

      Exhibit 10.3 - Amendments to employment contract of Matthew G. de Ganon

      Exhibit 27.1 - Financial Data Schedule (Edgar filing only)

(b)   Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 28, 2000 reporting the election of Gary W. Brown as a director and officer of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            K2 DESIGN, INC.

Date:  May 15, 2000         By: /s/ Lynn Fantom
                                --------------------------------------------
                                   Lynn Fantom
                                   Chief Executive Officer and President



                            By: /s/ Seth Bressman
                                --------------------------------------------
                                   Seth Bressman
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)