Form 10QSB
period 2000-06-30
K2 DESIGN INC
filed 2000-08-14
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (MARK ONE)

         |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

                                 Yes /x/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                            Outstanding at August 14, 2000
Common stock, par value $.01 per share                     3,460,044
Common stock redeemable purchase warrants                  1,000,000

           Transitional Small Business Disclosure Format (check one):
                 Yes / /                              No /x/

                         K2 DESIGN, INC. AND SUBSIDIARY

                                      INDEX


                                                                                               Page
                                                                                               ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated balance sheet - June 30, 2000 (unaudited)................................    1

       Consolidated statements of operations - three and six months ended
           June 30, 2000 (unaudited) and June 30, 1999 (unaudited)...........................    2

       Consolidated statements of cash flows - three months ended
           June 30, 2000 (unaudited) and June 30, 1999 (unaudited)...........................    3

       Notes to consolidated financial statements  ..........................................    4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations ..................................................................................    7

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................................   11

SIGNATURES .................................................................................   12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         K2 DESIGN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                    $ 2,362,247
   Accounts receivable, net of allowance for doubtful accounts of $100,000                          817,545
   Unbilled revenue                                                                                 632,900
   Prepaid expenses and other current assets                                                        132,539
   Investment in securities available for sale                                                    1,718,750
                                                                                                -----------
Total current assets                                                                              5,663,981
FIXED ASSETS, net                                                                                   640,687
OTHER ASSETS
                                                                                                    331,972
                                                                                                -----------
      Total assets                                                                              $ 6,636,640
                                                                                                ===========
               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                                 $    28,712
   Accounts payable                                                                                 729,867
   Accrued compensation and payroll taxes                                                           170,071
   Accrued expenses                                                                                 830,509
   Customer advances                                                                                 63,333
                                                                                                -----------
Total current liabilities                                                                         1,822,492
DEFERRED TAX LIABILITY                                                                              114,492
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                                  26,900
                                                                                                -----------
      Total liabilities                                                                           1,964,018

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding
                                                                                                          -
   Common Stock, $0.01 par value, 9,000,000 shares authorized;
      3,877,461 shares issued and 3,460,044 shares outstanding                                       38,775
   Treasury Stock, 417,417 shares at cost                                                          (819,296)
   Additional paid-in capital                                                                     7,577,161
   Accumulated other comprehensive income                                                           171,949
   Deferred compensation                                                                           (447,350)
   Accumulated deficit                                                                           (1,848,617)
                                                                                                -----------
Total stockholders' equity                                                                        4,672,622
                                                                                                -----------
               Total liabilities & stockholders' equity                                         $ 6,636,640
                                                                                                ===========

The accompanying notes are an integral part of these Consolidated Financial Statements

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Three Months Ended              Six Months Ended
                                                                  ----------------------------      ---------------------------
                                                                             June 30,                         June 30,
                                                                      2000             1999             2000            1999
                                                                      ----             ----             ----            ----
                                                                    unaudited        unaudited        unaudited       unaudited
                                                                    ---------        ---------        ---------       ---------
Gross revenues                                                    $ 1,641,896      $   785,534      $ 3,574,906      $ 2,171,603
Less: pass-through costs                                             (993,560)        (127,512)      (1,437,722)      (1,045,934)
                                                                  -----------      -----------      -----------      -----------

Net revenues                                                          648,336          658,022        2,137,184        1,125,669

Direct salaries and costs                                             768,011          554,335        1,653,089          990,810

Selling, general and administrative expenses                          768,458          719,197        1,625,559        1,351,741

Depreciation                                                           86,075          103,795          165,492          199,805
                                                                  -----------      -----------      -----------      -----------
Loss from operations before interest and other, net and
income taxes                                                         (974,208)        (719,305)      (1,306,956)      (1,416,687)

Interest and other income, net                                         39,504        1,554,856           81,139        1,580,082

Provision for income taxes                                              6,750           47,876           10,870           57,201
                                                                  -----------      -----------      -----------      -----------
Net income (loss)                                                 $  (941,454)     $   787,675      $(1,236,687)     $   106,194
                                                                  ===========      ===========      ===========      ===========

Net Income (loss) per share from operations -
Basic                                                             $     (0.28)     $      0.23      $     (0.37)     $      0.03
                                                                  -----------      -----------      -----------      -----------
Diluted                                                           $     (0.28)     $      0.21      $     (0.37)     $      0.03
                                                                  -----------      -----------      -----------      -----------

Weighted average common shares outstanding - basic                  3,361,779        3,483,620        3,354,327        3,471,480
                                                                  ===========      ===========      ===========      ===========

Weighted average common shares outstanding - diluted                3,361,779        3,766,210        3,354,327        3,762,918
                                                                  ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Six Months Ended
                                                                                     June 30,
                                                                              2000               1999
                                                                          (unaudited)         (unaudited)
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         (1,236,687)        $   106,194
Net gain from sale of investment securities                                     --            (1,522,500)

Adjustments to reconcile net income (loss) to net cash used in operating activities -
Non-cash compensation expense                                                200,359             130,944
Depreciation                                                                 165,492             199,805

Changes in -
Accounts receivable, net                                                     108,019            (239,061)
Prepaid expenses and other current assets                                    (56,544)             19,491
Unbilled revenue                                                              39,690             (27,519)
Other assets                                                                   2,882               3,941
Accounts payable                                                             252,720            (454,849)
Accrued compensation and payroll taxes                                        56,149             (21,456)
Accrued taxes                                                                    (19)            (73,681)
Other accrued expenses                                                       283,260            (224,160)
Deferred revenue and customer advances                                          --                41,627
                                                                         -----------         -----------
Net cash used in operating activities                                       (184,679)         (2,061,224)
                                                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Gross proceeds from sale of investment securities                               --             2,173,500
Purchase of equipment                                                       (218,125)            (16,734)
Software development costs                                                  (180,011)               --
                                                                         -----------         -----------
Net cash provided by (used in) investing activities                         (398,136)          2,156,766
                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                              (14,356)            (16,413)
Options exercised for cash                                                    22,500               4,375
                                                                         -----------         -----------
Net cash provided by (used in) financing activities                            8,144             (12,038)
                                                                         -----------         -----------
Net increase (decrease) in cash and cash equivalents                        (574,671)             83,504

CASH AND CASH EQUIVALENTS, beginning of period                             2,936,918           2,829,628
                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                 $ 2,362,247         $ 2,913,132
                                                                         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest                                                                 $     1,690         $     9,156
Income taxes                                                             $     3,820         $    71,001

Non cash investing activities -
Assets acquired under capital lease obligations                          $      --           $    37,255


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         K2 DESIGN, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  June 30, 2000

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

K2 is an Internet business strategy firm specializing in business consulting, development and design related to digital communications.

2.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2000 and the financial results for the three and six months ended June 30, 2000, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and revenues and expenses during the reporting periods. Actual results may differ from those estimates.

3.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK

SFAS 128, "Earnings per Share," establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted loss per share:

                                                              Three months ended             Six months ended
                                                                   June 30,                        June 30,
                                                             2000            1999          2000             1999
                                                         (unaudited)     (unaudited)    (unaudited)      (unaudited)
                                                         -----------     -----------   -------------     ----------
Numerator: Net income (loss)                             $ (941,454)      $  787,675   $(1,236,687)      $  106,194

Denominator: Weighted average number of common
shares outstanding
Basic                                                      3,361,779       3,483,620      3,354,327       3,471,480
Diluted                                                    3,361,779       3,766,210      3,354,327       3,762,918

Net income (loss) per share -

Basic                                                     $   (0.28) *     $    0.23     $   (0.37) *     $    0.03

Diluted                                                   $   (0.28) *     $    0.21     $   (0.37) *     $    0.03


* Excludes all outstanding stock options as of June 30, 2000, as they are antidilutive.


4.       INVESTMENT IN SECURITIES

As of June 30, 2000, the Company held 110,000 shares of common stock of 24/7 Media Inc. These shares have been classified as "investments in securities available for sale" as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No. 115, the shares are stated at fair market value on the Company's June 30, 2000 consolidated balance sheet. The unrealized holding gain is reflected as "other comprehensive income" in the stockholders' equity section of the balance sheet, net of the related "deferred tax liability."

The following disclosures are presented in accordance with SFAS No. 115:

          Equity Securities:

          Aggregate fair market value                        $1,718,750

          Gross unrealized holding gain                      $  286,575

The Company did not sell any shares of capital stock of 24/7 Media Inc. during the quarter ended June 30, 2000.

5.       SUBSEQUENT EVENTS

Under an agreement in principle announced July 11, 2000, the Company will acquire a majority interest in SilverCube, Inc., a professional services firm specializing in wireless content delivery strategy and development, in a multi-step, stock-for-stock exchange. Unwired Ventures I, an affiliate of Emerald Asset Management, headquartered in King of Prussia, Pennsylvania, will acquire a minority stake in SilverCube, Inc. for cash. The shareholders of SilverCube, Inc., including the Company and Unwired Ventures I, will then contribute their respective interests in SilverCube, Inc. to a corporation established for the purpose of forming a joint venture targeting the wireless professional services market. The joint venture corporation will assume the SilverCube, Inc. name. Unwired Ventures I will also make a cash contribution to provide working capital in return for shares of the joint venture corporation. The Company will own the largest interest in the joint venture corporation, with Unwired Ventures I and the current shareholders of SilverCube, Inc. also owning significant stakes. The formation of the joint venture and consummation of the transactions summarized above is subject to the execution of definitive agreements and the approval of the shareholders of the Company to the issuance of its shares, amongst other conditions.

In July 2000, the Company began plans for marketing a rapid customer support deployment application, which the Company developed and owns. Certain software development costs relating to the application have been included in the "Other Assets" section of the Company's balance sheet as of June 30, 2000.

On July 31, 2000, the Company entered into a second amendment to its original lease of office space at 30 Broad Street, New York, New York. The second amendment provides for the leasing of additional space on the fifteenth floor, consisting of 8,700 square feet. It also extends the expiration date of the lease through and including the day immediately preceding the seven-year anniversary of the rent commencement date from a right of early termination of the lease on the fifth anniversary of the rent commencement date upon payment of an early termination fee of $160,000. The Company currently occupies the entire sixteenth floor. At present, the space on the fifteenth floor is not ready for occupancy. The monthly fixed rent payments under the second amendment will be $56,866.67 per month after depletion of the credit through the fourth anniversary of the rent commencement date. From and after the fourth anniversary of the rent commencement date through and including the expiration date, the fixed rent will be $60,650 per month. The fixed rent is further increased by 2.0% cumulatively on January 1, 2002 and on each January 1 thereafter for the ensuing one-year period of the rent term, which covers operating cost escalations for the building.

6.       CHIEF OPERATING OFFICER AND EXECUTIVE VICE PRESIDENT

On April 14, 2000, Gary W. Brown joined the Company as Executive Vice President and Chief Operating Officer. Prior to that, Mr. Brown was, and continues to serve, as a member of the Company's Board of Directors. Mr. Brown signed an employment contract with the Company that expires on March 31, 2002. This employment contract provides for an annual salary of $225,000 and discretionary annual bonus in the form of stock options up to a maximum of 100,000 shares of Common Stock per year. Upon joining the Company, Mr. Brown also received 100,000 shares of restricted Common Stock, which vest over two years, 50% on April 14, 2001 and 50% on April 14, 2002. The value of the stock at the close of business on the grant date of April 14, 2000 was $5.00 per share. As a result of this transaction, the Company incurred $500,000 of deferred compensation costs, which are being amortized over the two-year vesting period. Mr. Brown also received options to purchase up to 263,000 shares of Common Stock. These options also vest 50% on April 14, 2001 and 50% on April 14, 2002. In addition, all of Mr. Brown's unvested shares of restricted stock and stock options vest immediately upon the occurrence of a change of control transaction, as contemplated by his employment contract and restricted stock agreement, copies of which were filed as exhibits to the Company's quarterly report of Form 10-QSB for the quarter ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's (unaudited) Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review "Factors Affecting Operating Results and Market Price of Stock" commencing on page 11 of the Company's 1999 Annual Report on Form 10-KSB for a discussion of certain of these risks and uncertainties.

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


While the Company considers the presentation of gross revenues to be appropriate, as a result of the Company assuming the economic risk related to reimbursable expenses, such as pass-through media costs, the Company has elected to present net revenues in its statement of operations, because they are representative of the Company's fee-based strategic and process consulting and development services, which are at the core of the current business model. Net revenues represent gross revenues, less reimbursable expenses, such as media pass-through costs. The Company's operating results discussed herein are not necessarily representative of future periods.

                                                                                        Percentage of Net Revenues
                                                                         Three Months Ended                  Six Months Ended
                                                                  ------------------------------        --------------------------
                                                                              June 30,                            June 30,
                                                                     2000               1999                2000          1999
                                                                     ----               ----                ----          ----
                                                                  (unaudited)        (unaudited)        (unaudited)    (unaudited)
Net revenues                                                          100.0%            100.0%             100.0%        100.0%

Direct salaries and costs                                             118.5%             84.2%              77.4%         88.0%
Selling, general and administrative expenses                          118.5%            109.3%              76.1%        120.1%
Depreciation                                                           13.3%             15.8%               7.7%         17.8%
Loss from operations before interest & other
income, net and income taxes                                         (150.3)%          (109.3)%            (61.2)%      (125.9)%

Interest and other income, net                                          6.1%            236.3%               3.8%        140.4%
Provision for income taxes                                              1.0%              7.3%               0.5%          5.1%
Net income (loss)                                                    (145.2)%           119.7%             (57.9)%         9.4%


Revenues

Net revenues consist of gross revenue less pass-through expenses such as media placement costs. Net revenues for the three months ended June 30, 2000 decreased by 1.5% compared to the same quarter in 1999. In the 2000 second quarter, net revenues were approximately $648,000 compared to $658,000 in the 1999 second quarter. Net revenues for the three months ended June 30, 2000 decreased by $841,000 or 56.5% compared to net revenues of $1,489,000 for the three months ended March 31, 2000. This decrease in net revenues was primarily attributable to the discontinuation of a software development project for one client, as well as the postponement of certain activities by another client due to merger plans. During the three months ended June 30, 2000, the three largest net revenue-producing clients accounted for approximately 24.0%, 15.3% and 14.3%, respectively, of the Company's net revenues. During the three months ended June 30, 1999, the three largest net revenue-producing clients accounted for approximately 32.7%, 8.4% and 5.3%, respectively, of the Company's net revenues. Accordingly, while the Company has sought to decrease business development costs by establishing relationships with large companies with ongoing needs for professional Internet services, cancellation or postponement of projects can cause quarterly results to fluctuate and can have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."

Net revenues for the six months ended June 30, 2000 increased by approximately 89.8% compared to the six months ended June 30, 1999. In the six months ended June 30, 2000, net revenues were approximately $2,137,000 compared to $1,126,000 for the same period in 1999. This $1,011,000 increase in net revenues was primarily attributable to an increase in the Company's fee-based strategic and process consulting and development services during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. During the six months ended June 30, 2000, the two largest net revenue-producing clients accounted for approximately 46.8% and 29.4%, respectively, of the Company's net revenues. During the six months ended June 30, 1999, the two largest net revenue-producing clients accounted for approximately 33.7% and 7.5%, respectively, of the Company's net revenues. Accordingly, although the Company has increased its efforts to maintain and enhance client relationships, loss of major clients without a comparable replacement could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."

Direct Salaries and Costs

Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, supplies, and printing and equipment costs, less any reimbursed expenses. As a percentage of net revenues, direct salaries and costs increased for the three months ended June 30, 2000 as compared to the same period in 1999. This was primarily due to increases in staff hired to service the increased business during the 2000 second quarter, as compared to the 1999 second quarter. Direct salaries and costs increased by approximately $214,000 to approximately $768,000 for the 2000 second quarter from approximately $554,000 for the 1999 second quarter. In the 2000 second quarter, direct salaries and costs primarily consisted of approximately $655,000 paid as direct salary costs and $46,000 paid as independent contractor costs. In the 1999 second quarter, direct salaries and costs consisted primarily of approximately $422,000 paid as direct salary costs and approximately $122,000 paid as independent contractor costs. Gross profit, which is net revenues less direct salaries and costs, totaled $(120,000) for the 2000 second quarter as compared to $104,000 for the 1999 second quarter, resulting in a gross margin of (18.5)% and 15.8%, respectively. The unfavorable gross profit for the 2000 second quarter was due primarily to the lower than anticipated net revenues discussed above in the revenues section.

As a percentage of net revenues, direct salaries and costs increased for the six months ended June 30, 2000 as compared to the same period in 1999. This was primarily due to increases in direct labor staff and consultant costs during the six months ended June 30, 2000, as compared to the same period in 1999. Direct salaries and costs increased by approximately $662,000 to approximately $1,653,000 for the six months ended June 30, 2000, from approximately $991,000 for the same period in 1999. For the six months ended June 30, 2000, direct salaries and costs consisted primarily of approximately $1,281,000 paid as direct salary costs and $253,000 paid as independent contractor costs. For the six months ended June 30, 1999, direct salaries and costs primarily consisted of approximately $838,000 paid as direct salary costs and approximately $157,000 paid as independent contractor costs. Gross profit, which is net revenues less direct salaries and costs, totaled $484,000 for the six months ended June 30, 2000 as compared to $135,000 for the same period in 1999, resulting in a gross margin of 22.6% and 12.0%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 were approximately $768,000 and $719,000, respectively, and consisted primarily of labor costs, professional fees, occupancy costs, recruitment costs and communications costs. In the 2000 second quarter, the changes in selling, general and administrative costs were primarily due to an additional staff member hired for business development and recruitment costs.

Selling, general and administrative expenses for the six months ended June 30, 2000 and 1999 were approximately $1,626,000 and $1,352,000, respectively, and consisted primarily of labor costs, professional fees, occupancy costs, recruitment costs and communications costs. For the six months ended June 30, 2000, the changes in selling, general and administrative costs were primarily due to increased selling, labor costs and recruitment costs.

Depreciation

Depreciation expense was approximately $86,000 and $104,000 for the three months ended June 30, 2000 and 1999, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. Depreciation expense was approximately $165,000 and $200,000 for the six months ended June 30, 2000 and 1999, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. The Company's depreciation expenses in 2000 have decreased as a result of previous purchases of computer and office equipment becoming fully depreciated.

Operating Loss

The operating loss for the three months ended June 30, 2000 was $974,000 as compared to an operating loss of $719,000 for the three months ended June 30, 1999. Contributing to the operating loss for the three months ended June 30, 2000 were increases in direct labor and selling, general and administrative costs as discussed above. The operating loss for the three months ended June 30, 2000 represented an increase of $255,000 or 35.5% over the operating loss of $719,000 for the three months ended June 30, 1999.

Net revenues for the six months ended June 30, 2000 were $1,011,000 greater than net revenues for the 1999 period. However, due to increased direct labor and selling, general and administrative costs during the six months ended June 30, 2000, the operating loss decreased by only $110,000 or 7.8% from $(1,417,000) for the six months ended June 30, 1999 to $(1,307,000) for the same period in 2000.

Income Taxes

For the six months ended June 30, 2000, the Company had a loss before provision for income taxes of $(1,226,000). The provision for income taxes consists of minimum statutory taxes due.

Fluctuations in Quarterly Operating Results

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which may be managed by the Company and some of which are beyond the Company's control, include the timing of the completion, material reduction, postponement or cancellation of major projects, the loss of a major customer or the termination of a relationship with a channel source, the timing of the receipt of new business, the timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet.


Liquidity and Capital Resources

The Company's cash balance of $2,362,000 at June 30, 2000, decreased by $575,000 or 19.6% compared to the $2,937,000 cash balance at December 31, 1999. This decrease is primarily due to lower than anticipated revenues for the period, as well as purchases of equipment and software development costs.

The Company is dependent on its current cash and investment securities, together with cash generated by operations, for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for the expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least one year, the Company may nevertheless require future financing in order to satisfy its working capital needs, and such financing may be unavailable or prohibitively expensive.* Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business.

Net cash used in the Company's operating activities was $185,000 for the six months ended June 30, 2000 and related primarily to the net loss for the period.

For the six months ended June 30, 2000, the Company spent approximately $218,000 on capital expenditures, consisting of computer equipment, furniture, fixtures and leasehold improvements.

During the second quarter of 2000, the Company amended its lease of office space at 30 Broad Street, New York, NY, to include part of the fifteenth floor. The Company currently occupies the entire sixteenth floor. This additional space is necessary to better accommodate current staff and to ensure adequate space for future growth. The lease term on the sixteenth floor has been extended through and including August 21, 2007, which coincides with the lease term on the new space on the fifteenth floor. The previous lease on the sixteenth floor was to expire on April 30, 2003. As a result of this lease amendment, new rates per square foot will apply to the sixteenth floor, as well as other new conditions. The second amendment to the lease is filed as an exhibit to this report.



--------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors Affecting Operating Results and Market Price of Stock" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 for a discussion of the risks and uncertainties which may affect this statement.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      Exhibit 10.1 - Second Amendment dated as of July 10, 2000 to Agreement of Lease dated as of April 18, 1997 between 30 Broad Associates, L.P., as landlord, and the Company, as tenant.

      Exhibit 27.1 - Financial Data Schedule (Edgar filing only)

(b)   Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 12, 2000 reporting, pursuant to Item 5, an agreement in principle whereby the Company will acquire a majority interest in a professional services firm specializing in wireless content delivery strategy and development, in a multi-step, stock-for-stock exchange subject to the execution of definitive agreements and the approval of the shareholders pursuant to Item 5 of the Company to the issuance of its shares, amongst other conditions.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         K2 DESIGN, INC.

Date:  August 14, 2000




                                         By: /s/ Lynn Fantom
                                            ----------------------------
                                             Lynn Fantom
                                             Chief Executive Officer and
                                             President




                                         By: /s/ Seth Bressman
                                            ------------------------------------
                                             Seth Bressman
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)