Form 10QSB
period 2000-09-30
K2 DESIGN INC
filed 2000-11-14
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (MARK ONE)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

/ /      Transition report under Section 13 or 15(d) of the Exchange Act


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                                                  Outstanding at October 31, 2000
                -----                                                  -------------------------------
Common stock, par value $.01 per share                                                  3,462,794
Common stock redeemable purchase warrants                                               1,000,000

           Transitional Small Business Disclosure Format (check one):

                                                      Yes / / No /x/

                         K2 DESIGN, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                            Page
                                                                                                            ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated balance sheet - September 30, 2000 (unaudited)......................................      1

       Consolidated statements of operations - three and nine months ended
           September 30, 2000 (unaudited) and September 30, 1999 (unaudited)............................      2

       Consolidated statements of cash flows - nine months ended
           September 30, 2000 (unaudited) and September 30, 1999 (unaudited)............................      3

       Notes to consolidated financial statements  .....................................................      4


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.     ........................................................................................      7


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................................     11

SIGNATURES . ...........................................................................................     12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         K2 DESIGN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (unaudited)

                                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 1,028,354
   Accounts receivable, net of allowance for doubtful accounts of $100,000            1,859,280
   Unbilled revenue                                                                     638,456
   Prepaid expenses and other current assets                                            340,801
   Investment in securities available for sale                                        1,110,318
                                                                                    -----------
Total current assets                                                                  4,977,209
FIXED ASSETS, net                                                                       632,644
RESTRICTED CASH                                                                         250,000
OTHER ASSETS
                                                                                        172,246
                                                                                    -----------
      Total assets                                                                  $ 6,032,099
                                                                                    ===========

                          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                     $    28,712
   Accounts payable                                                                     800,620
   Accrued compensation and payroll taxes                                                88,521
   Accrued expenses                                                                     905,224
   Deferred revenue                                                                     377,513
   Customer advances                                                                    263,333
                                                                                    -----------
Total current liabilities                                                             2,463,923
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                      19,722
                                                                                    -----------
      Total liabilities                                                               2,483,645

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding                                                        --
   Common Stock, $0.01 par value, 9,000,000 shares authorized;
      3,879,961 shares issued and 3,462,544 shares outstanding                           38,800
   Treasury stock, 417,417 shares at cost                                              (819,296)
   Additional paid-in capital                                                         7,581,511
   Accumulated other comprehensive loss                                                (321,856)
   Deferred Compensation                                                               (384,850)
   Accumulated deficit                                                               (2,545,855)
                                                                                    -----------
Total stockholders' equity                                                            3,548,454
                                                                                    -----------
               Total liabilities & stockholders' equity                             $ 6,032,099
                                                                                    ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

                         K2 DESIGN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended                   Nine Months Ended
                                                               ------------------------------      -----------------------------
                                                                       September 30,                        September 30,
                                                                  2000              1999              2000              1999
                                                               -----------       -----------       -----------       -----------
                                                                unaudited         unaudited         unaudited         unaudited
                                                               -----------       -----------       -----------       -----------
Gross revenues                                                 $ 1,968,925       $ 1,705,708       $ 5,543,831       $ 3,971,914
Less: pass-through costs                                          (853,896)         (463,535)       (2,291,618)       (1,604,072)
                                                               -----------       -----------       -----------       -----------
Net revenues                                                     1,115,029         1,242,173         3,252,213         2,367,842

Direct salaries and costs                                          869,090           525,826         2,522,179         1,516,636
Selling, general and administrative expenses                       894,699           836,467         2,520,258         2,188,208
Depreciation                                                        82,277           101,595           247,769           301,400
                                                               -----------       -----------       -----------       -----------
Loss from operations before interest and
  other income, net and income taxes                              (731,037)         (221,715)       (2,037,993)       (1,638,402)


Interest and other income, net                                      54,298           464,170           135,437         2,044,251
Provision for income taxes                                          20,499           (24,128)           31,369            33,073
                                                               -----------       -----------       -----------       -----------
Net income (loss)                                              $  (697,238)      $   266,583       $(1,933,925)      $   372,776
                                                               ===========       ===========       ===========       ===========


Net Income (loss) per share --
Basic                                                          $     (0.21)      $      0.08       $     (0.57)      $      0.11
                                                               ===========       ===========       ===========       ===========
Diluted                                                        $     (0.21)      $      0.07       $     (0.57)      $      0.10
                                                               ===========       ===========       ===========       ===========

Weighted average common shares outstanding -- basic              3,379,854         3,479,687         3,364,079         3,474,286
                                                               ===========       ===========       ===========       ===========
Weighted average common shares outstanding -- diluted            3,379,854         3,665,191         3,364,079         3,630,318
                                                               ===========       ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         K2 DESIGN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                  2000              1999
                                                                              -----------       -----------
                                                                              (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $(1,933,925)      $   372,776
Net gain from sale of investment securities                                          --          (1,938,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities --
Non-cash compensation expense                                                     262,860           219,759
Depreciation                                                                      247,769           301,400

Changes in --
Accounts receivable, net                                                         (933,716)       (1,129,053)
Prepaid expenses and other current assets                                         (78,852)           (5,300)
Unbilled revenue                                                                   34,134          (293,512)
Other assets                                                                        2,882             4,462
Accounts payable                                                                  323,473          (281,777)
Accrued compensation and payroll taxes                                            (25,401)          137,543
Accrued taxes                                                                          50           (69,556)
Other accrued expenses                                                            357,906          (399,671)
Deferred revenue and customer advances                                            577,513           105,075
Restricted Cash                                                                   (99,289)             --
                                                                              -----------       -----------
Net cash used in operating activities                                          (1,264,596)        2,976,736
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Gross proceeds from sale of investment securities                                    --           2,817,732
Purchase of equipment                                                            (283,344)         (104,005)
Software development costs                                                       (180,011)             --
Advances for proposed transaction                                                (185,954)             --
                                                                              -----------       -----------
Net cash provided by (used in) investing activities                              (649,309)       (2,713,727)
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                   (21,534)          (26,409)
Options exercised for cash                                                         26,875             7,875
Purchase of Treasury Stock                                                           --            (199,200)
                                                                              -----------       -----------
Net cash provided by (used in) financing activities                                 5,341          (217,734)
                                                                              -----------       -----------

Net decrease in cash and cash equivalents                                      (1,908,564)         (480,743)


CASH AND CASH EQUIVALENTS, beginning of period                                  2,936,918         2,829,628
                                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                      $ 1,028,354       $ 2,348,885
                                                                              ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for --

Interest                                                                      $     1,495       $    11,393

Income taxes                                                                  $    31,369       $    66,873

Non-cash investing activities --
Assets acquired under capital lease obligations                               $      --         $    37,255

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         K2 DESIGN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               September 30, 2000

1.       ORGANIZATION AND BUSINESS

K2 Design, Inc., a Delaware corporation ("K2" or the "Company"), is a strategic digital services company, providing consulting and development services including analysis, planning, systems design, creative and implementation. Effective November 9, 2000, the Company changed its name to K2 Digital, Inc. See
Note 5, "Subsequent Events" below.

2.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2000 and the financial results for the three and nine months ended September 30, 2000, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine months ended September 30, 2000 and September 30, 1999, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

In accordance with SFAS 128, the following table reconciles net income (loss) and share amounts used to calculate basic and diluted income (loss) per share:

                                                         Three months ended              Nine months ended
                                                           September 30,                   September 30,
                                                        2000             1999           2000               1999
                                                    (unaudited)       (unaudited)     (unaudited)       (unaudited)
                                                    ------------    -------------   --------------     --------------
Numerator: Net income (loss)                        $  (697,238)       $   266,583      $(1,933,925)      $   372,776

Denominator: Weighted average number of common
shares outstanding
Basic                                                 3,379,584          3,479,687        3,364,079         3,474,286
Diluted                                               3,379,854          3,665,191        3,364,079         3,630,318

Net income (loss) per share --

Basic                                               $     (0.21)*      $      0.08       $ (0.57)*        $      0.11

Diluted                                             $     (0.21)*      $      0.07       $ (0.57)*        $      0.10

*Excludes all outstanding stock options as of September 30, 2000, as they are antidilutive.

4.       INVESTMENT IN SECURITIES

As of September 30, 2000, the Company held 110,000 shares of common stock of 24/7 Media Inc. These shares have been classified as "investments in securities available for sale" as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No. 115, the shares are stated at fair market value on the Company's September 30, 2000 consolidated balance sheet. The unrealized holding loss is reflected as "other comprehensive loss" in the stockholders' equity section of the balance sheet.

The following disclosures are presented in accordance with SFAS No. 115:

          Equity Securities:

          Aggregate fair market value                        $1,110,318

          Gross unrealized holding loss                      $ (321,856)

The Company did not sell any shares of capital stock of 24/7 Media Inc. during the quarter ended September 30, 2000.

5.       SUBSEQUENT EVENTS

Under an agreement in principle announced July 11, 2000, the Company will acquire a majority interest in SilverCube, Inc., a professional services firm specializing in wireless content delivery strategy and development. Due to changing market conditions and other factors, the anticipated transaction, which had been structured as a multi-step joint venture with Unwired Ventures I (an affiliate of Emerald Asset Management, headquartered in King of Prussia, Pennsylvania) is now expected to be significantly restructured. Unwired Ventures I recently informed the Company and SilverCube that, due to market conditions, it is indefinitely suspending its participation in the transaction. The transaction is now expected to be completed as a stock for stock exchange transaction in which the Company will issue shares of its common stock in exchange for a controlling interest in SilverCube. The consummation of the transaction is subject to the execution of definitive agreements and the approval of the shareholders of the Company to the issuance of its shares, among other conditions. The Company does not expect to seek shareholder approval or to consummate the transaction before the first quarter of 2001.

Effective November 9, 2000, the Company changed its name to "K2 Digital, Inc."

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

                                                                 Percentage of Net Revenues
                                                        Three Months Ended        Nine Months Ended
                                                   --------------------------    ---------------------
                                                        September 30,              September 30,
                                                      2000          1999         2000         1999
                                                      ----          ----         ----         ----
                                                    (unaudited)   (unaudited)   (unaudited)  (unaudited)
                                                   -----------    -----------   -----------  ----------
Net revenues                                         100.0%        100.0%        100.0%        100.0%

Direct salaries and costs                            77.94%        42.33%        77.55%        64.05%
Selling, general and administrative expenses         80.24%        67.34%        77.49%        92.41%
Depreciation                                          7.38%         8.18%         7.62%        12.73%
Loss from operations before interest and other
income, net and income taxes                        (65.56)%      (17.85)%      (62.66)%      (69.19)%

Interest and other income, net                        4.87%        37.37%         4.16%        86.33%
Provision for income taxes                            1.84%        (1.94)%        0.96%         1.40%
Net income (loss)                                   (62.53)%       21.46%       (59.46)%       15.74%


Revenues

Net revenues consist of gross revenues less pass-through expenses such as media placement costs. Net revenues for the three months ended September 30, 2000 decreased by 10.2% compared to the same quarter in 1999. In the 2000 third quarter, net revenues were approximately $1,115,000 compared to $1,242,000 in the 1999 third quarter, or a decrease of approximately $127,000, due to lower than anticipated revenues in the 2000 third quarter. Net revenues for the three months ended September 30, 2000 increased by $467,000 or 72.0% as compared to net revenues of $648,000 for the three months ended June 30, 2000. This increase in net revenues was due to services performed for new clients in the 2000 third quarter as compared to the 2000 second quarter. During the three months ended September 30, 2000, the three largest net revenue-producing clients accounted for approximately 34.3%, 16.1% and 14.0%, respectively, of the Company's net revenues. During the three months ended September 30, 1999, the three largest net revenue-producing clients accounted for approximately 48.4%, 16.9% and 15.1%, respectively, of the Company's net revenues. Accordingly, although the Company has increased its efforts to maintain and enhance client relationships, loss of major clients without comparable replacements could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."

Net revenues for the nine months ended September 30, 2000 increased by approximately 37.3% compared to the nine months ended September 30, 1999. In the nine months ended September 30, 2000, net revenues were approximately $3,252,000 compared to $2,368,000 for the same period in 1999. This $884,000 increase in net revenues was primarily attributable to an increase in the Company's fee-based strategic and process consulting and development services during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the two largest net revenue-producing clients accounted for approximately 31.1% and 30.7%, respectively, of the Company's net revenues. During the nine months ended September 30, 1999, the two largest net revenue-producing clients accounted for approximately 24.9% and 26.8%, respectively, of the Company's net revenues.

Direct Salaries and Costs

Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, supplies, and printing and equipment costs, less any reimbursed expenses. As a percentage of net revenues, direct salaries and costs increased for the three months ended September 30, 2000 as compared to the same period in 1999. This was primarily due to increases in staff hired to service the increased business during the 2000 third quarter, as compared to the 1999 third quarter. Direct salaries and costs increased by approximately $343,000 to approximately $869,000 for the 2000 third quarter from approximately $526,000 for the 1999 third quarter. In the 2000 third quarter, direct salaries and costs primarily consisted of approximately $772,000 paid as direct salary costs and $24,000 paid as independent contractor costs. In the 1999 third quarter, direct salaries and costs consisted primarily of approximately $457,000 paid as direct salary costs and approximately $35,000 paid as independent contractor costs. Gross profit, which is net revenues less direct salaries and costs, totaled $246,000 for the 2000 third quarter as compared to $716,000 for the 1999 third quarter, resulting in a gross margin of 22.1% and 57.6%, respectively. The unfavorable gross profit for the 2000 third quarter was due primarily to the lower than anticipated net revenues recognized during the 2000 third quarter, relative to increased staff costs.

As a percentage of net revenues, direct salaries and costs increased for the nine months ended September 30, 2000 as compared to the same period in 1999. This was primarily due to increases in direct labor staff and consultant costs during the nine months ended September 30, 2000, as compared to the same period in 1999. Direct salaries and costs increased by approximately $1,005,000 to approximately $2,522,000 for the nine months ended September 30, 2000, from approximately $1,517,000 for the same period in 1999. For the nine months ended September 30, 2000, direct salaries and costs consisted primarily of approximately $2,053,000 paid as direct salary costs and $277,000 paid as independent contractor costs. For the nine months ended September 30, 1999, direct salaries and costs primarily consisted of approximately $1,295,000 paid as direct salary costs and approximately $192,000 paid as independent contractor costs. Gross profit, which is net revenues less direct salaries and costs, totaled $730,000 for the nine months ended September 30, 2000 as compared to $851,000 for the same period in 1999, resulting in a gross margin of 22.4% and 35.9%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2000 and 1999 were approximately $895,000 and $836,000, respectively, and consisted primarily of labor costs, professional fees, occupancy costs, recruitment costs and communications costs. In the 2000 third quarter, the changes in selling, general and administrative costs were primarily due to an additional staff member hired for business development and recruitment costs.

Selling, general and administrative expenses for the nine months ended September 30, 2000 and 1999 were approximately $2,520,000 and $2,188,000, respectively, and consisted primarily of labor costs, professional fees, occupancy costs, recruitment costs and communications costs. For the nine months ended September 30, 2000, the changes in selling, general and administrative costs were primarily due to increased selling, labor costs and recruitment costs.

Depreciation

Depreciation expense was approximately $82,000 and $102,000 for the three months ended September 30, 2000 and 1999, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. Depreciation expense was approximately $248,000 and $301,000 for the nine months ended September 30, 2000 and 1999, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. The Company's depreciation expenses in 2000 have decreased as a result of previous purchases of computer and office equipment becoming fully depreciated.

Operating Loss

The operating loss for the three months ended September 30, 2000 was $731,000 as compared to an operating loss of $222,000 for the three months ended September 30, 1999. Contributing to the operating loss for the three months ended September 30, 2000 were increases in direct labor and selling, general and administrative costs as discussed above. The operating loss for the three months ended September 30, 2000 represented an increase of $509,000 or 229.3% over the operating loss of $222,000 for the three months ended September 30, 1999.

The operating loss for the nine months ended September 30, 2000 was $2,038,000 as compared to an operating loss of $1,638,000 for the nine months ended September 30, 1999. Contributing to the operating loss for the nine months ended September 30, 2000 were increases in direct labor and selling, general and administrative costs compared to the same period in 1999. The operating loss for the nine months ended September 30, 2000 represented an increase of $400,000 or 24.4% over the operating loss of $1,638,000 for the nine months ended September 30, 1999

Income Taxes

For the nine months ended September 30, 2000, the Company had a loss before provision for income taxes of $1,903,000. The provision for income taxes consists of minimum statutory taxes due.

Net Income (Loss)

Net loss for the three months ended September 30, 2000 was $697,000 as compared to net income of $267,000 for the three months ended September 30, 1999. Included in net income for the three months ended September 30, 1999 was a $416,000 gain from the sale of certain shares of common stock of 24/7 Media Inc. owned by the Company. The Company did not sell any shares of 24/7 Media Inc. during the three months ended September 30, 2000.

Net loss for the nine months ended September 30, 2000 was $1,934,000 as compared to net income of $373,000 for the nine months ended September 30, 1999. Included in net income for the nine months ended September 30, 1999 was a $1,939,000 gain from the sale of certain shares of common stock of 24/7 Media Inc. owned by the Company. The Company did not sell any shares of 24/7 Media Inc. during the nine months ended September 30, 2000. See Note 4, "Investment in Securities".

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

Liquidity and Capital Resources

The Company's cash balance of $1,028,000 at September 30, 2000, decreased by $1,909,000 or 65% compared to the $2,937,000 cash balance at December 31, 1999. This decrease is primarily due to lower than anticipated revenues for the period, as well as purchases of equipment and software development costs.

The Company is dependent on its current cash and investment securities, together with cash generated by operations, for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for the expansion of its business. While the Company believes that its cash position together with cash expected to be generated by operations will be sufficient to finance its operations for at least the next twelve months, the Company may nevertheless require future financing in order to satisfy its working capital needs, and such financing may be unavailable or prohibitively expensive.* Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business.

Net cash used in the Company's operating activities was $1,265,000 for the nine months ended September 30, 2000 and related primarily to the net loss for the period.

For the nine months ended September 30, 2000, the Company spent approximately $283,000 on capital expenditures, consisting of computer equipment, furniture, fixtures and leasehold improvements.

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

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      K2 DESIGN, INC.

Date:  November 14, 2000




                                      By:  /s/ Lynn Fantom
                                           ------------------------------------
                                          Lynn Fantom
                                          Chief Executive Officer and President




                                      By:  /s/ Seth Bressman
                                           ------------------------------------
                                          Seth Bressman
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)