Form 10KSB
period 2000-12-31
K2 DIGITAL INC
filed 2001-04-02
CIK 1009624

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                         Commission File Number: 1-11873


                                K2 DIGITAL, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                                              13-3886065
 (State or other jurisdiction of incorporation             (I.R.S. Employer Identification Number)
                or organization)

                  30 Broad Street, 16th Fl., New York, NY 10004
          (Address of principal executive offices, including zip code)

                    Issuer's telephone number: (212) 301-8800


      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                      None.

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:


                                  Common Stock
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
            -----    -----

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. Yes    No X
                                         ----   -

        State issuer's revenues for its most recent fiscal year: $5,162,213.

        As of March 16, 2001, there were outstanding 3,843,279 shares (not including treasury shares) of Common Stock (the "Common Stock") and Redeemable Common Stock Purchase Warrants to purchase an aggregate of 625,000 shares of Common Stock (the "Warrants"). Based on the closing sales price of the Common Stock on March 16, 2001 of $0.5312 per share, the approximate aggregate market value of Common Stock held by non-affiliates was $1,539,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's 2001 Definitive Proxy Statement, which statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

        Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).

        Transitional Small Business Disclosure Format (check one):

                                    Yes        No  X
                                        -----    -----

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

        K2 Digital, Inc. (the "Company" or "K2") was founded in 1993 as a general partnership and initially operated a traditional graphic design business. The Company was hired to design a graphical user interface in March 1994 for Sierra Magazine Online, a proprietary online service, and, in August 1994, for NetMarket Inc., the first company to perform a secure online transaction on the Internet, at which time the Company shifted its principal business to Web site design and creation. After the Company's initial public offering on July 26, 1996, the Company began to develop its business as a full-service digital professional services company, largely in anticipation of demands from its clients for additional complementary services. The Company now provides comprehensive, integrated digital professional services, including strategic consulting, design and development of digital channels, online quantitative and usability research, and online marketing. In November 2000, the Company changed its name from K2 Design, Inc. to K2 Digital, Inc.

        The Company's offices are located at 30 Broad Street, New York, New York 10004 and its telephone number is (212) 301-8800. The Company's Web site is located at http://www.k2digital.com. Information contained in, or accessible through, the Company's Web site is not part of this report.

SERVICES AND DIFFERENTIATION

        The Company offers digital consulting and development services including strategic planning, systems design, creative design, implementation, and performance metrics and analysis. The Company has in-depth experience developing a wide range of digital solutions for it clients, including not only business-to-business and business-to-consumer Web sites, but also intranets, extranets, CD-ROMS, Web-enabled kiosks and wireless applications.

        In developing user-centric digital solutions tailored to achieve a client's corporate goals, the Company draws upon its extensive experience. Throughout its history, the Company has specialized in understanding the organizational behavior of Fortune 1000 companies as related to the Internet and in developing strategies that respond to their needs. Since 1998, the Company has focused almost exclusively on global and multi-divisional companies. Current clients include ABB, ING Aetna Financial Services, Bristol-Myers Squibb Company, Morgan Stanley Dean Witter & Co., Philips Lighting Company, Silversea Cruises, Ltd. and WorldCom, Inc.

        From this experience, K2 has developed a proprietary process called W3 Organizational Modeling(TM), that serves as a systematic framework to analyze the digital opportunity, develop a customized strategy and implement a digital solution tailored to the specific needs of that client. The W3 process begins with K2 rigorously examining and understanding the needs of a client's individual business units and finding their common goals. Then a detailed plan is created that addresses every component of the digital channels (e.g., intranets, extranets, websites, wireless) used by the client. K2 also addresses organizational issues that might prevent maximizing the efforts of the entire company.

        The Company has received a number of technology and design awards. In 2000, the Company was recognized for creating WorldCom's site (www.wcom.com), which was named an Outstanding Web Site by the Web Marketing Association in the 2000 WebAwards competition for corporate web sites, competing with more than 900 sites from around the world. The Company was also ranked by Deloitte & Touche among the fastest growing technology companies in both 1999 and 2000.

        To manage its growth and capitalize upon opportunities in the digital professional services sector, the Company has successfully recruited a seasoned management team representing expertise in finance, marketing, service company management, and technology. This experienced management team is one of the Company's core strengths.

        In summary, K2 believes that its extensive experience with Fortune 1000 clients, its proprietary process for leveraging this experience into new engagements, and the value of its seasoned management distinguishes K2 from its competitors.

STRATEGY

        The Company has recently expanded its business model, which is to derive fees from digital professional services, to include the sale of basic software solutions that are customized for the needs of each client.

        The prototype for one such offering was developed during 2000. Called K2 Help(TM), it is a desktop customer support application that demonstrates products, trains users, troubleshoots, and answers questions posed through a natural language search function. It is targeted at companies that seek to reduce high "help desk" telecenter costs or to improve sales force automation. Because the core of this application can be redeployed under a customized "skin" for each new product, K2 believes that its clients may be able to implement this solution quicker and at a lower cost, than a software application that is totally customized.

        Such offerings, which blend software development and professional services, represent an opportunity for the Company to introduce more scaleability and improved profit margins into its business model.

        The Company's business strategy has also evolved from primarily one-time project engagements to an increasing number of ongoing business relationships. In 2000, approximately two-thirds of revenue was generated from existing client relationships. To enhance these relationships and to ensure recurring revenue, the Company has introduced several new services, with attractive pricing, that are offered on a subscription or retainer basis. K2 believes that these services, including K2 Sensus(TM) and Optz(TM), have strong appeal to its clients in less certain economic periods because the services are research-based, offering clients clear, financial performance metrics and solid justification for new initiatives.

MARKETING

        The Company creates awareness of its services and builds its own brand image through a marketing program that includes public relations, speaking engagements, publishing white papers, a regular e-mail newsletter, targeted prospect mailings and seminars co-hosted with technology partners. Currently most of the Company's new business results from requests for proposals sent to the Company based on its reputation.

        During 2000, the Company aggressively pursued alliances with technology companies recognized as leaders in their fields. These partnering relationships have not only allowed the Company to expand the array of services available to its clients, but have also provided the Company with joint marketing opportunities. In 2000, the Company established alliances with, among others, Interwoven, Inc., Kana Communications Inc., MediaOnDemand.com, Shareholder.com, ThinAirApps, Inc., Translations.com, Inc. and Viewpoint Corporation.

        The Company also sought to strengthen its business development efforts in 2000 by incorporating origination efforts into its marketing program. Led by a newly recruited Vice President for Business Development, these activities have featured active outreach to both prospects and third parties, such as search consultants who manage agency reviews.

CLIENTS

        In 2000, K2's top five clients in terms of revenue were Hewlett-Packard Company (23%), WorldCom, Inc. (22%), Morgan Stanley Dean Witter & Co. (12%), Standard & Poor's, a division of the McGraw-Hill Companies (9%), and AP Engines, Inc. (6%). In 1999, the top five clients in terms of revenue were WorldCom, Inc. (27%),

NCR Corporation (21%), Hewlett-Packard Company (11%), varsitybooks.com, Inc. (6%) and Standard & Poor's, a division of the McGraw-Hill Companies (6%). Almost two-thirds (62%) of K2's year 2000 revenue was generated through client relationships that existed in 1999 and were sustained into 2000. The Company believes that, in the long-term, a strategy of fewer, larger, ongoing clients can generate superior profits over a strategy focused on many one-time projects, each of which may require a substantial business development effort to create. The Company has consistently pursued this strategy.

        During 2000, the Company had approximately 25% fewer clients, but the average engagement fee charged by the Company approximately doubled. Seeking to increase both revenues and profits, the Company has focused on generating more relationships with Fortune 1000 clients who have a continuing need for digital strategy and development.

TRADEMARKS

        K2 Design(R) is a registered trademark of the Company. The Company has applied to the U.S. Patent and Trademark Office for several other trademarks, all of which are currently in examination and have not yet been published for opposition. There can be no assurance that any of these trademarks will be granted.

GOVERNMENT REGULATION

        The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to Web site service companies and marketing and communications firms. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as the Company face potential liability for the actions of clients and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. Although the Company maintains $1 million of errors and omissions insurance, $2 million of general liability insurance ($1 million per occurrence), and a $2 million umbrella policy, any imposition of liability in excess of such policy limits or if not covered by such policies could have a material adverse effect on the Company.

COMPETITION

        The markets for the Company's services are highly competitive and are characterized by pressures to incorporate new technologies, accelerate completion schedules and reduce prices. The Company expects competition for its services to intensify in the future, especially as a result of consolidation among service companies. The Company faces competition from a number of sources, including potential clients that develop digital communications, especially extranets and intranets, in-house. Other sources include management consulting firms, established Web services companies, advertising agencies and integrated marketing companies with digital communications departments, Internet-services and access providers and information technology consulting and system integration firms who are expanding their service offerings. Many of the Company's competitors or potential competitors have significantly greater financial, sales, marketing and other resources than the Company. The Company's ability to retain relationships with its existing clients and generate new clients and relationships depends to a significant degree on the quality of its services and its reputation, as compared with the quality of services by, and the reputations of, the Company's competitors. The Company also competes on the basis of creative reputation, price, reliability of services and responsiveness. There can be no assurance that the Company will be able to compete and its inability to do so would have a material adverse impact on the Company's business, financial condition and operating results.

EMPLOYEES

        At December 31, 2000, the Company had 52 full time employees, which represents a 33% increase over the 39 full time employees as of December 31, 1999. Of these employees, 4 were in executive management, 4 were in business development, 3 were in strategic planning and research, 7 were in creative services, 5 were in engineering and quality assurance, 8 were in production, 3 were in media, 10 were in account planning and management, 6 were in systems administration and operations, and 2 were in accounting.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company currently leases approximately 22,700 square feet of an office building at 30 Broad Street, New York, New York, at an annual rent ranging, over the term of the lease, from approximately $647,700 to $693,100 ($28.50 to $30.50 per square foot) payable in equal monthly installments, plus the Company's allocable share of certain real property taxes and building operating expenses in excess of fixed levels as provided in the lease. In July 2000, the Company amended its lease of this office space to include part of the fifteenth floor (8,700 square feet). The Company currently occupies the entire sixteenth floor (14,000 square feet). This additional space was necessary to better accommodate current staff and to ensure adequate space for future growth. When the lease was amended, the lease term applicable to the sixteenth floor, which was to expire on April 30, 2003, was extended to coincide with the lease term on the new space on the fifteenth floor. The combined lease, as amended, now has a seven-year term and expires March 18, 2008. As a result of this lease amendment, new rates per square foot apply to the sixteenth floor. The Company believes that its current rental payment per square foot is below the average rental for comparable office space in New York City.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material pending legal proceedings as of the date hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the NASDAQ SmallCap Market ("NASDAQ") under the symbol "KTWO." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ from the quarter ended March 31, 1999, through December 31, 2000. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


            Fiscal Quarter Ended            High                          Low
            --------------------            ----                          ---
            March 31, 1999               $  4.69                     $   2.25

            June 30, 1999                $  5.69                     $   2.50

            September 30, 1999           $  2.97                     $   1.44

            December 31, 1999            $ 10.63                     $   2.50

            March 31, 2000               $ 10.31                     $   5.13

            June 30, 2000                $  6.88                     $   4.06

            September 30, 2000           $  6.63                     $   3.00

            December 31, 2000            $  4.25                     $   0.38


        The approximate number of record holders of the Common Stock at December 31, 2000 was 22, not including beneficial owners whose shares are held by banks, brokers and other nominees.

        On March 13, 2001, the Company received notification from The Nasdaq Stock Market that the Company's common stock had failed to maintain the minimum bid price of $1.00 per share over the prior 30 consecutive trading days as required by the Marketplace Rules of The Nasdaq SmallCap Market. The Company has been provided 90 calendar days, or until June 11, 2001 to regain compliance with the Marketplace Rules. If at any time before June 11, 2001, the bid price of the Company's common stock is at least $1.00 per share for a minimum of 10 consecutive trading days, the Company may be deemed to have regained compliance with the Marketplace Rules. If the Company fails to so regain compliance, the common stock is likely to be immediately subject to a Nasdaq determination to delist the common stock. The common stock would then be delisted from The Nasdaq SmallCap Market unless the Company immediately appeals the Nasdaq determination, and would still be subject to delisting if any such appeal was ultimately rejected.

        During fiscal year 1999, the Company repurchased an aggregate of 171,167 shares of its Common Stock on the open market and from four of its shareholders in a separate transaction for a total cost of approximately $433,000. These shares are reflected on the Company's books as treasury stock as of December 31, 1999 and 2000. There were no repurchases by the Company of Common Stock on the open market or from any of its shareholders in fiscal year 2000. At December 31, 2000, the Company held a total of 417,417 shares of treasury stock at a cost of $819,296.

        On January 26, 2001, the Company issued to Fusion Capital Fund II, LLC ("Fusion Capital"), a Chicago-based institutional investor, as a commitment fee for the Fusion Facility, as described under the heading "Liquidity and Capital Resources" in Item 6 below, 380,485 shares of common stock, as well as warrants to purchase 297,162 shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. The shares of common stock and warrants issued to Fusion Capital were sold pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended, as an offering not involving any public offering. Because the common stock and warrants were issued to Fusion Capital as a commitment fee under the Fusion Facility, no proceeds were received by the Company upon issuance of such common stock and warrants.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunct on with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results and Market Price of Stock" commencing on page 10.

OVERVIEW

        Founded in 1993, K2 Digital is a digital professional services company that focuses on consulting and development for Fortune 1000 clients. Services include strategic planning; design and development of Web sites, intranets, extranets and wireless applications; online quantitative and usability research; and online marketing.

RESULTS OF OPERATIONS

General

        Revenues are recognized on a percentage-of-completion basis. Provisions for any estimated losses on incomplete projects are made in the period in which such losses are determinable. A portion of the Company's revenues has been generated on a fixed fee or cap fee basis, as well as on an hourly bill rate basis.

                                                                   Percentage of Revenues
                                                                  Year Ended December 31,
                                                            -------------------------------------
                                                                  2000               1999
                                                                  ----               ----
Net Revenues                                                     100.00%            100.00%

Operating expenses
        Direct salaries and costs                                 64.79%             60.22%
        Selling, general and administrative expenses              68.60%             80.27%
        Depreciation and Amortization                              6.44%             10.16%

                                                            ------------     --------------
        Loss from operations before interest, Other
        income, net & income taxes                               -39.83%            -50.65%

                                                            ------------     --------------
Interest and Other Income, net                                     2.57%             71.98%
                                                            ------------     --------------
Provision for income tax                                           0.04%              1.09%

                                                            ------------     --------------
        Net income(Loss)                                         -37.30%             20.24%
                                                            ============     ==============

Revenues


        Net revenue represents gross revenue minus media pass through costs and reimbursable expenses. Net revenue for the year ended December 31, 2000 were $5,162,000 versus $3,705,000 for the year ended December 31, 1999 or a 39.5% increase. The increase in net revenue was due to improved retention of clients, addition of new relationships with Bristol-Meyers Squibb Company and Morgan Stanley Dean Witter & Co., among others and the overall increase in average engagement size. Sales to the Company's three largest clients constituted approximately 23.2%, 21.7% and 11.6% of net revenue for the year ended December 31, 2000. The Company had accounts receivable from these three clients of approximately $659,634 at December 31, 2000. Revenue from the Company's three largest clients for the year ended December 31, 1999 constituted approximately 27.2%, 21.3% and 10.8% of net revenue. Accordingly, although the Company has increased its efforts to maintain and enhance client relationships, the loss of major clients without a comparable replacement could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition.

Direct Salaries and Costs

        Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, free-lance labor, travel and meeting costs, printing, reproduction, photography, research service costs, messengers, supplies and equipment costs and bad debt expense. As a percentage of net revenues, direct salaries and costs increased in 2000 as compared to 1999 from 60.22% to 64.79%. This was primarily due to increases in direct labor staff and consultant costs to service additional clients during the twelve months ended December 31, 2000, as compared to the same period in 1999. In absolute dollars, the Company's direct salaries and costs increased by approximately $1,114,000 to approximately $3,345,000 for the twelve months ended December 31, 2000, from approximately $2,231,000 for the same period in 1999. In 2000, direct salaries and costs consisted primarily of $2,837,000 of direct salary costs, versus direct salary costs of $1,806,000 in the prior fiscal year. The remainder consisted of various direct costs mentioned above.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include all indirect labor costs, professional fees, occupancy costs, telecommunications costs, recruitment costs, public relations, marketing, advertising, entertainment, office expenses, and insurance costs, among other things. As a percentage of net revenues, selling, general and administrative expenses decreased in 2000 as compared to 1999 from 80.27% to 68.60%. In absolute dollars, the Company's selling, general and administrative expenses for 2000 increased to $3,541,000 from $2,974,000 in 1999. In 2000, selling, general and administrative expenses consisted primarily of labor costs of $1,770,000 versus $1,476,000 in 1999, $730,000 of legal, public relations and professional fees as compared to $599,000 in 1999, $343,000 in fiscal year 2000 occupancy costs compared to $325,000 in 1999, $186,000 of recruitment costs in fiscal year 2000 versus $129,000 in 1999, and $74,000 of telecommunications costs in 2000 compared to $127,000 in 1999. The remainder consisted of various selling, general and administrative costs mentioned above. In the fiscal year 2000, the increase in selling, general and administrative costs was primarily due to an additional staff member hired to strengthen new business origination activities. The increase in professional fees was due primarily to increased expenses incurred for client contract negotiation and dispute resolution as well as possible (unconsummated) merger and acquisition advisory work performed on behalf of the Company.

Depreciation and Amortization

        Depreciation and amortization expense was $332,281 and $376,411 for fiscal 2000 and fiscal 1999, respectively. These expenses related primarily to depreciation of equipment, furniture and fixtures and leasehold improvements.

Interest and Other Income

        The Company's cash investments earned interest and other income net of interest expense and other expenses of approximately $133,000 for the year ended December 31, 2000 as compared to $2,667,000 for the year ended December 31, 1999. The interest and other income net of interest expense and other expenses in fiscal 1999 included a gain on the sale of shares of common stock of 24/7 Media, Inc. (symbol: TFSM) of $2,521,000 during 1999.

Selected Quarterly Operating Results (Unaudited)

        The following table presents unaudited quarterly financial information for the period from January 1, 1999 to December 31, 2000. The information has been derived from the Company's unaudited Consolidated Financial Statements. The unaudited quarterly financial information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's audited Consolidated Financial Statements and the accompanying notes thereto appearing elsewhere in this Report. These results are not indicative of results for any future period.

                                                   1999                                                2000
                            -------------------------------------------------    --------------------------------------------------
                              31-Mar       30-Jun       30-Sep        31-Dec       31-Mar      30-Jun        30-Sep       31-Dec
Net Revenues                 $ 467,647    $658,022    $1,242,173   $1,336,723    $1,488,848    $648,336    $1,115,029    $1,909,999

Direct salaries and costs      436,475     554,335       525,827      714,213       885,078     768,011       869,090       822,611
Selling, general and
  administrative expenses      632,544     719,197       836,466      785,498       857,100     768,458       894,699     1,020,977
Depreciation and
  Amortization                  96,010     103,795       101,595       75,011        79,417      86,075        82,277        84,512
                            ----------   ---------     ---------    ---------    ----------  ----------   -----------    ----------
Loss from operations
  before interest, Other
Income (Expenses), net &
  income taxes               (697,382)   (719,305)     (221,715)    (237,999)     (332,747)   (974,208)     (731,037)      (18,101)

Interest and Other
  Income (Expenses), net        25,226   1,554,856       464,170      622,348        41,634      39,504        54,298       (2,641)
Provision (Benefit) for
  income taxes                   9,325      47,876      (24,128)        7,469         4,120       6,750        20,498      (29,123)
                            ----------   ---------     ---------    ---------    ----------  ----------   -----------    ----------
Net Income (Loss)           $(681,481)    $787,675      $266,583     $376,880    $(295,233)  $(941,454)   $ (697,237)    $    8,381
                            ==========   =========     =========    =========    ==========  ==========   ===========    ==========

        Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. These factors, some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major client or the termination of a relationship with a project, the level of media purchased by a client through the Company, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Internet. The Company's quarterly operating margins may also fluctuate from period to period depending on the relative mix of lower cost full time employees versus higher cost independent contractors. Revenues and operating results are difficult to forecast because of these fluctuations. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, such an event may have a material adverse effect on the Company's operations for such period.

        The trading prices of the Common Stock and the Warrants are subject to fluctuations in response to the announcement of new clients or digital sources, quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced price and volume fluctuations which have particularly affected the market price of technology-oriented and media companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock and the Warrants.

LIQUIDITY AND CAPITAL RESOURCES

        Cash used in the Company's operating activities was $(1,272,000) in fiscal year 2000, compared to the $(2,935,000) used for the year ended December 31, 1999. The negative operating cash flow in 2000 is related primarily to increases in accounts receivable and unbilled revenue and the net loss for the year, partially offset by an increase in accounts payable and other accrued expenses.

        The Company's cash balance of $736,000 at December 31, 2000, decreased by $2,201,000 or 75% compared to the $2,937,000 cash balance at December 31, 1999. This decrease is primarily due to lower than anticipated net revenues for the period, as well as increases in accounts receivable, purchases of equipment, acquisition-related legal fees and software development costs.

        The Company is dependent on its current cash and investment securities, together with cash generated by operations, for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for the expansion of its business. In December 2000, the Company entered into a common stock purchase agreement with Fusion Capital. The agreement provides up to a total of $12 million in equity funding to the Company, subject to certain conditions, (the "Fusion Facility"). Any funds that may be drawn in the future under the Fusion Facility, (described in more detail below), will be used for general corporate purposes, acquisitions, and other business opportunities.

        While the Company believes that its cash position together with cash expected to be generated by operations and additional sales of stock will be sufficient to finance its operations for the next 12 months, the Company nevertheless is likely to require future financing in order to satisfy its working capital needs, and such financing may be unavailable or prohibitively expensive. Accordingly, the Company may not have the funds to relieve any liquidity problems, should they arise, or to finance any expansion of its business.

        In July 2000, the Company amended its lease of office space at 30 Broad Street, New York, NY, to include part of the fifteenth floor (8,700 square feet). The Company currently occupies the entire sixteenth floor (14,000 square feet). This additional space is necessary to better accommodate current staff and to ensure adequate space for future growth. The lease term on the sixteenth floor has been extended until March 18, 2008, which coincides with the lease term on the new space on the fifteenth floor. The previous lease on the sixteenth floor was to expire on April 30, 2003. As a result of this lease amendment, new rates per square foot will apply to the sixteenth floor.

        On December 11, 2000, the Company entered into the Fusion Facility. Under the terms of the Fusion Facility, Fusion Capital has agreed to purchase $6 million of the Company's common stock and the Company has the option to require Fusion Capital to enter into a second identical common stock purchase agreement for the purchase of an additional $6 million of its common stock. Each month, provided there is no event of default under the Fusion Facility, the Company has the right to sell to Fusion Capital $250,000 of its common stock at a price based upon the market price of the Company's common stock on the date of each sale, without any fixed discount to the market price. Although the notification from The Nasdaq Stock Market that the Company's common stock had failed to maintain the minimum bid price of $1.00 per share over the prior 30 consecutive trading days as required by the Marketplace Rules of The Nasdaq SmallCap Market described below under "Factors Affecting Operating Results and Market Price of Stock - Possible Delisting from Nasdaq of Company Common Stock" may constitute an event of default under the Fusion Facility, Fusion Capital has waived its right to terminate the Fusion Facility for this reason. In early 2001, the Company issued to Fusion Capital as a commitment fee for the Fusion Facility, 380,485 shares of common stock, as well as warrants to purchase 297,162 shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. As of March 30, 2001, no amounts had been drawn under the Fusion Facility.

        On March 14, 2001, the Company held a special meeting of stockholders. The shareholders of the Company approved each of the proposals detailed in the Company's Notice of Special Meeting and Definitive Proxy Statement dated February 14, 2001 as follows:

- -   The proposal to amend the Certificate of Incorporation of the Company to increase the authorized capital stock of the Company was approved by a total of 1,952,500 votes, or 50.8% of the issued and outstanding shares of the Company, and 92.9% of all the votes cast at the meeting.

- -   The proposal to issue up to 3,500,000 shares of the Company's common stock to Fusion Capital pursuant to the common stock purchase agreement entered into with Fusion Capital was approved by a total of 1,681,513 votes, or 97.7% of all the votes cast at the meeting.

- -   The proposal to amend the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock issuable thereunder was approved by a total of 1,932,852 votes, or 91.9% of the votes cast at the meeting.

        Shareholders of the Company represented in person or by proxy voted a total of 2,101,437 shares, or 54.7% of the 3,843,279 issued and outstanding shares. Fusion Capital was not permitted to vote its shares in connection with the proposal authorizing the transaction with Fusion Capital.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

Substantial Cash Flow Deficit; Likely Need for Additional Financing; Potential for Substantial Dilution

        The Company's focus is on increasing the volume of all of its services. As a result, the Company has hired and may continue to hire additional personnel and has incurred and will continue to incur substantial expenses related to production, technical resources, marketing, client services, corporate development and infrastructure in order to enhance and expand its operations. The Company had an operating cash flow deficit of $(1,272,000) in fiscal 2000 and an operating cash flow deficit of $(2,935,000) in fiscal 1999. The Company is likely to require substantial additional financing in order to satisfy its working capital needs, which may be unavailable or prohibitively expensive since the Company's only assets available to secure additional financing are accounts receivable, the Fusion Capital facility that may provide up to a total of $12 million in equity funding to K2, subject to certain conditions, (although at current market prices any substantial draw under the Fusion Capital facility would result in extremely high levels of dilution to the Company's existing stockholders), and the Company's ownership of shares of common stock of 24/7 Media, Inc. Should such financing be unavailable or prohibitively expensive when the Company requires it, the Company would not be able to finance any expansion of its business and may not be able to satisfy its working capital needs, either of which would have a material adverse effect on the Company's business, operating results and financial condition. Any financing that is obtained, whether under the Fusion Facility, from a commercial lending source, as part of a strategic combination, or from another source, is likely to result in substantial dilution to existing stockholders of the Company.

Going Concern Opinion

         The Company's independent public accountants have added an explanatory paragraph to their audit opinion issued in connection with the 2000 financial statements which states that the Company's dependence on outside financing and losses since inception raise substantial doubt about its ability to continue as a going concern.

Substantial Recent Operating Losses

        The Company's net revenues for the years ended December 31, 2000 and 1999 were $5,162,000 and $3,705,000, respectively, with net income (loss) of $(1,926,000) and $750,000, respectively. The net income of $750,000 in fiscal 1999 included $2,521,000 in gains from the sale of 86,492 shares of the Company owned stock in 24/7 Media, Inc. There can be no assurance that the Company will be profitable in the future or that revenue growth, if any, can be sustained.

        The prospects of the Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and especially those in Internet and other computer related markets, which have recently suffered from, and continue to be subject to extreme volatility, substantially reduced liquidity and valuations, and unusual difficulty in obtaining public or private financing. There can be no assurance that the Company will be successful in addressing these risks.

Possible Delisting from Nasdaq of Company Common Stock

        On March 13, 2001, the Company received notification from The Nasdaq Stock Market that the Company's common stock had failed to maintain the minimum bid price of $1.00 per share over the prior 30 consecutive trading days as required by the Marketplace Rules of The Nasdaq SmallCap Market. The Company has been provided 90 calendar days, or until June 11, 2001 to regain compliance with the Marketplace Rules. If at any time before June 11, 2001, the bid price of the Company's common stock is at least $1.00 per share for a minimum of 10 consecutive trading days, the Company may be deemed to have regained compliance with the Marketplace Rules. If the Company fails to so regain compliance, the common stock is likely to be immediately subject to a Nasdaq determination to delist the common stock. The common stock would then be delisted from The Nasdaq SmallCap Market unless the Company immediately appeals the Nasdaq determination, and would still be subject to delisting if any such appeal was ultimately rejected. Any delisting of the Company's common stock from The Nasdaq SmallCap Market is likely to materially and adversely decrease the already limited liquidity and market price of the common stock, and may increase both volatility and the "spread" between bid and asked prices of the common stock.

Impact of Economic Downturns on Demand for Services

        Economic uncertainty among client companies may have a rapid, unpredictable and material impact on Company revenue. Clients may choose to delay or cancel projects in such circumstances. The Company, as well as other Internet and technology-related companies, have experienced such delays in recent months, in part as a result of the extreme turmoil in the public capital markets and recessionary fears. Although the Company has sought to provide some protection against such events through contracts that provide for liquidating damages, such clauses cannot be universally negotiated and only partially ameliorate the adverse effects of sudden changes in clients' assignments.

Impact of Client Volatility on Professional Services

        Client companies engaged in mergers may suddenly discontinue activities involving new technology, online brand identity and digital channel development. Although these situations generally may only postpone and not terminate activities and may in the future require even larger commitments, such delays may occur for significant time periods and may have an adverse impact on revenues. Furthermore, because projects are likewise taken "off hold" with increased immediacy, the Company may need to retain staff during slow periods. Thus, the impact on profitability may be significant. The Company, as well as other Internet and technology-related companies, have experienced such delays in recent months, in part as a result of the extreme turmoil in the public capital markets and recessionary fears.

Ability to Hire Skilled Personnel in a Tight Labor Market

        Highly qualified personnel remain in demand within the technology sector. The Company's success depends in large part upon its ability to attract, train, motivate and retain highly skilled employees. The Company's failure to attract and retain highly trained technical personnel that are integral to the Company's services and support teams may limit the rate at which the Company is able to grow its business.

Competition

        The market for the Company's services remains highly competitive. The Company cannot be certain that it will maintain its competitive position against current and potential competitors. The Company expects competition to intensify in the future, particularly in the area of fee reduction to secure engagements. Many of the Company's potential competitors may have significantly greater financial, marketing, sales, service, support and other resources than the Company, thus enabling them to compete on price, respond more quickly to new or emerging technologies and to devote greater resources to the development, promotion and sale of their services. There can be no assurance that the Company will be able to compete and its inability to do so would have a material adverse effect on the business, financial condition and results of operations of the Company.

Ability to Manage Growth

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

Project-Oriented Clients; Concentration of Revenues; Changes in Client Demands

        Since some of the Company's clients engage the Company on a single project basis, clients from whom the Company generated substantial revenue in one period have not necessarily been a substantial source of revenue in a subsequent period. Additionally, costs are significantly higher with respect to single projects as compared to servicing a client on a multiple project or continuous basis. Due to the Company's limited operating history and the developing nature of the Internet, the Company generally cannot be sure whether its relationships with clients will be on a project basis or on a longer term relationship basis. To the extent the Company does not generate repeat or ongoing business from its clients, it will incur the higher sales and marketing expenses associated with attracting new clients as compared to those in attracting additional business from existing clients.

        In addition, clients utilizing the services of a digital professional services company such as the Company may choose to terminate that relationship for a variety of reasons, some of which may be beyond the Company's control, such as changes in the management structure of the client, consolidation of service providers, mergers and acquisitions of clients, changes in the service needs of the client, and changes in the client's need for geographical representation. There can be no assurance that the Company will be able to replace, on a timely basis or at all, clients who have ceased to work with the Company for such reasons. The loss of clients due to these reasons could have a material adverse effect on the business, financial condition and results of operations of the Company.

Risk of System Failures

        The Company's success largely depends on the uninterrupted operation of its computer and communications hardware systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company has limited redundant systems presently, however, a secondary server has been added to the internal network to provide some redundancy protection. The Company has a formal disaster recovery plan with procedures for weekly and quarterly off-site storage of system wide data and carries limited business interruption insurance to compensate for any losses that may occur. Although the Company is using computer virus protection software and has implemented a firewall architecture, the Company's servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could materially and adversely affect the Company.

Uncertain Adoption of Internet as a Medium of Commerce and Communications; Dependence on Internet

        Demand and market acceptance for new technology services such as those offered by the Company are subject to a high level of uncertainty. Investments in digital channels by Fortune 1000 companies, which is the Company's target generally require significant corporate capital expenditures, a dedicated organizational unit to oversee digital communications and e-business, time-consuming coordination among various parts of the enterprise and support from top management. There can be no assurance that a change in the economic climate will not alter corporate investments in these areas and slow the demand for the Company's services. Nor can there be assurance that the market for the Company's services will develop as quickly as in the past. If the demand and market acceptance for new technology services develops more slowly than expected, becomes saturated with competitors or the Company's services are undercut by competitors, the Company's business, operating results and financial condition will be materially adversely affected.

        The Company's ability to derive revenues will also depend upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet's continued growth may cease for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant growth in the number of users, the frequency of use or bandwidth requirements, there can be no assurance that the infrastructure for the Internet will be able to support such demands. Concerns about inadequate Internet infrastructure, security, reliability, accessibility, privacy and the availability of cost-effective, high-speed service also may inhibit growth in Internet usage. If the infrastructure necessary to support the Internet's commercial viability is not developed, or if the Internet does not become and remain a viable marketplace, the Company's business, operating results and financial condition would be materially and adversely affected.

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

Intellectual Property Rights; Risk of Infringement; Possible Litigation

        The Company believes that its success in its core business of interactive advertising is not dependent upon patents, copyrights or trademarks and the Company does not currently have any registered patents or copyrights, although the Company has and continues to apply for various trademarks. Consequently, the Company relies principally on a combination of common-law and statutory law to protect its proprietary information and know-how. The Company also utilizes technology owned by third parties. There can be no assurance that licenses for any technology developed by third parties that might be required for the Company's services would be available on reasonable terms, if at all. See "Business--Trademarks."

        Although the Company does not believe that its services infringe the proprietary rights of any third parties, there can be no assurance that third parties will not assert claims based on these services against the Company in the future or that any of those claims would not be successful. In addition, many of the Company's competitors rely upon trade secret law. Litigation may be necessary in the future to enforce the Company's intellectual property rights and to protect its proprietary information, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation of this nature, whether or not successful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, parties making claims against the Company could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could directly or indirectly prohibit the Company from providing certain services and products. A judgment of this nature could have a material adverse effect on the Company's business, financial condition and results of operations.

Conflicts of Interest; Restrictions

        The Company has been precluded and may be precluded in the future from pursuing opportunities that require it to provide services to direct competitors of existing clients. In addition, the Company risks alienating or straining relationships with clients each time the Company agrees to provide services to even indirect competitors of existing clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

Protection of Client Information and Activities

        As a professional services provider, the Company agrees to protect the confidentiality of the information and activities of its clients. In some cases, clients require that this confidentiality extend to the existence of the relationship or the contract. To the degree that the Company cannot then announce new relationships, perception of the Company's activities may be negatively impacted, with a particular adverse effect on the condition of the Company in the financial markets.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 13(a)(1) in Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required for this item is incorporated by reference to the Company's 2001 Definitive Proxy Statement that the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

        The information required for this item is incorporated by reference to the Company's 2001 Definitive Proxy Statement that the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required for this item is incorporated by reference to the Company's 2001 Definitive Proxy Statement that the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required for this item is incorporated by reference to the Company's 2001 Definitive Proxy Statement that the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2000.

                                    PART IV

ITEM 13.       EXHIBIT LIST AND REPORTS ON FORM 8-K

                                                                                                           Page
(a)     Documents filed as part of this report:

        1.     Financial Statements and Schedule

               Report of Independent Public Accountants.....................................................F-1

               Consolidated Balance Sheet - December 31, 2000...............................................F-2

               Consolidated Statements of Income - For the years ended December 31, 2000 and 1999...........F-3

               Consolidated Statements of Comprehensive Income - For the years ended December 31, 2000 and 1999.....................................................................................F-3

               Consolidated Statements of Changes in Stockholders' Equity - For the years ended
               December 31, 2000 and 1999...................................................................F-4

               Consolidated Statements of Cash Flows - For the years ended December 31, 2000 and 1999.....................................................................................F-5

               Notes to Consolidated Financial Statements...................................................F-6

               Schedule II - Valuation and Qualifying Accounts.............................................F-14

        2.     Exhibits

               3.1    Certificate of Incorporation of the Company*

               3.1(a) Amendment to Certificate of Incorporation of the Company*

               3.1(b) Amendment to Certificate of Incorporation of the Company

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

               4.2    Warrant Certificate*

               4.4    Warrant Agreement by and between Continental Stock
                      Transfer & Trust Company and the Company*

               4.5 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

               10.1   1996 Stock Incentive Plan and Rules Relating thereto*

               10.2   1997 Stock Option Plan**

               10.3   Amendment to 1997 Stock Option Plan

               10.4   Consulting Agreement with Harvey Berlent*


               10.5   Employment Agreement with Matthew G. de Ganon*

               10.6 Extension of Employment Agreement with Matthew G. de Ganon dated November 2, 1998***

               10.7 Amendment to Employment Agreement of Matthew G. de Ganon dated April 14, 2000****

               10.8   Employment Agreement with Douglas E. Cleek*

               10.9 Extension of Employment Agreement with Douglas E. Cleek dated January 15, 1999***

               10.10 Employment Agreement with Gary W. Brown dated April 14, 2000****

               10.11  Restricted Stock Agreement of Gary W. Brown****

               10.12  Employment Agreement with Lynn Fantom dated February 13,
                      2001

               10.13 Agreement of Lease dated as of April 18, 1997, between 30 Broad Associates, L.P., as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York

               10.14 Amendment to Lease dated as of April 1, 1998, between 30 Broad Associates, L.P., as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York

               10.15 Second Amendment to Lease dated as of July 10, 2000, between ASC-CSFB 30 Broad, LLC, as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York *****

               10.16 Common Stock Purchase Agreement dated as of December 11, 2000 between the Company and Fusion Capital Fund II, LLC******

               10.17 Form of Registration Rights Agreement between the Company and Fusion Capital Fund II, LLC******

               21.1   Subsidiary List*

               23.1   Consent of Arthur Andersen, LLP



* Incorporated by reference from the Registrant's Registration Statement on Form SB-2, No. 333-4319.
** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/96.
*** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/98.
**** Incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 03/31/00.
***** Incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 06/30/00.
****** Incorporated by reference from the Registrant's Current Report on Form 8-K filed 12/11/00.

        (b) The Company filed a Current Report on Form 8-K dated December 11, 2000 during the last quarter of the period covered by this Report. The Form 8-K reported that the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. The common stock purchase agreement dated as of December 11, 2000, between the Company and Fusion Capital Fund II, LLC, a form of registration rights agreement and a press release dated December 12, 2000 of the Company were included as exhibits to the Form 8-K.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.

Dated:  March 30, 2001

                                        By:    /s/ Matthew G. de Ganon
                                              ------------------------------
                                               Matthew G. de Ganon, Chairman

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

       Signature                                 Title                                  Date
       ---------                                 -----                                  ----
/s/ Matthew G. de Ganon         Chairman of the Board                                March 30, 2001
- -------------------------
Matthew G. de Ganon

/s/ Lynn Fantom                 Chief Executive Officer, President and Director      March 30, 2001
- -------------------------
Lynn Fantom

/s/ Gary Brown                  Chief Operating Officer, Secretary, Acting Chief     March 30, 2001
- -------------------------       Financial Officer (Principal Financial and
Gary Brown                      Accounting Officer), and Director


/s/ Douglas E. Cleek            Executive Vice President and Director                March 30, 2001
- -------------------------
Douglas E. Cleek

                                Director                                             March 30, 2001
- -------------------------
P. Scott Munro

                                Director                                             March 30, 2001
- -------------------------
Steven N. Goldstein

/s/ David R. Sklaver            Director                                             March 30, 2001
- -------------------------
David R. Sklaver

                                K2 DIGITAL, INC.
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
Consolidated Financial Statements of K2 Digital, Inc. and Subsidiary

Report of Independent Public Accountants........................................................F-1

Consolidated Balance Sheet - December 31, 2000..................................................F-2

Consolidated Statements of Income - For the years ended December 31, 2000 and 1999..............F-3

Consolidated Statements of Comprehensive Income - For the years ended December 31, 2000 and
        1999....................................................................................F-3

Consolidated Statements of Changes in Stockholders' Equity - For the years ended December 31,
        2000 and 1999...........................................................................F-4

Consolidated Statements of Cash Flows - For the years ended December 31, 2000 and 1999..........F-5

Notes to Consolidated Financial Statements......................................................F-6

Schedule II - Valuation and Qualifying Accounts................................................F-14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K2 Digital, Inc:

We have audited the accompanying consolidated balance sheet of K2 Digital, Inc. (a Delaware corporation) and subsidiary (a New York corporation) as of December 31, 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K2 Digital, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to our auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP


New York, New York
February 26, 2001

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                           ASSETS
                           ------
CURRENT ASSETS:
Cash & cash equivalents                                              $   735,606
Accounts receivable, net of allowance for
doubtful accounts of $100,000                                          1,670,148
Unbilled revenues                                                        482,773
Prepaid expenses and other current assets                                403,562
Investment in securities available for sale                              155,470
                                                                     -----------
        Total current assets                                           3,447,559

FIXED ASSETS, net                                                        572,703
RESTRICTED CASH                                                          250,000
OTHER ASSETS, net of accumulated amortization of $18,030                 257,787
                                                                     -----------
        Total assets                                                 $ 4,528,049
                                                                     ===========

               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------

CURRENT LIABILITIES:
Current portion of capital lease obligations                         $    28,712
Accounts payable                                                         777,861
Accrued compensation and payroll taxes                                   194,646
Other accrued expenses                                                   539,424
Deferred revenues and customer advances                                  301,691
Deferred rent credit                                                     107,950
                                                                     -----------
       Total current liabilities                                       1,950,284

LONG-TERM CAPITAL LEASE OBLIGATIONS                                       12,544
                                                                     -----------
        Total liabilities                                              1,962,828


STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
0 shares issued and outstanding                                               --
Common stock, $0.01 par value, 9,000,000 shares
authorized; 3,880,211 shares issued and
3,462,794 shares outstanding                                              38,801
Treasury stock, 417,417 shares at cost                                 (819,296)
Additional paid-in capital                                             7,582,243
Accumulated other comprehensive loss                                 (1,376,704)
Deferred compensation                                                  (322,351)
Accumulated deficit                                                  (2,537,472)
                                                                     -----------
        Total stockholders' equity                                     2,565,221
                                                                     -----------
        Total liabilities & stockholders' equity                     $ 4,528,049
                                                                     ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                  2000               1999
                                                                  ----               ----
Revenues                                                      $ 5,162,213        $ 3,704,565

Direct salaries and costs                                       3,344,791          2,230,848
Selling, general and administrative expenses                    3,541,234          2,973,707
Depreciation and amortization                                     332,281            376,411
                                                             ---------------    ---------------
Loss from operations before interest and other
income, net and income taxes                                   (2,056,093)        (1,876,401)

Interest and other income, net                                    132,796          2,666,601
Provision for income taxes                                          2,246             40,543

                                                             ---------------    ---------------
Net (loss) income                                            $ (1,925,543)        $  749,657
                                                             ===============    ===============

Net (loss) income per share
Basic                                                         $     (0.57)        $     0.22
                                                             ===============    ===============
Diluted                                                       $     (0.57)        $     0.21
                                                             ===============    ===============

Weighted average basic common shares outstanding                3,371,569          3,442,946
                                                             ===============    ===============

Weighted average diluted common shares outstanding              3,371,569          3,643,837
                                                             ===============    ===============

                         K2 DIGITAL, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                  2000               1999
                                                                  ----               ----
Net (loss) income                                             $(1,925,543)        $  749,657


Unrealized (losses) gains on investment securities, net
of deferred taxes of $0 and $1,902,130                         (4,229,900)         2,853,196
                                                             ---------------  -----------------

                                                             ---------------  -----------------
Comprehensive (loss) income                                   $(6,155,443)        $3,602,853
                                                              ============        ==========


The accompanying notes are an integral part of these consolidated statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                               Accumulated
                                        Number of               Additional       Other
                                         Common                  Paid-in     Comprehensive
                                         Shares    Par Value     Capital     Income (Loss)
                                       ----------- ---------   -----------   --------------
BALANCE, December 31, 1998              3,692,817  $  36,928   $ 6,428,963     $        --

Repurchase of Treasury Stock                   --         --            --              --

Net Income                                     --         --            --              --

Compensation expense and
  cashless exercise of stock
  Options                                  52,965        529       470,905              --

Proceeds from stock options
  Exercised                                 4,800         48         8,352              --

Change in fair value of
  securities available for
  sale                                         --         --            --       2,853,196


                                       ----------- ---------   -----------   --------------

BALANCE, December 31, 1999              3,750,582     37,505     6,908,220       2,853,196

Net Loss                                       --         --            --              --

Issuance of restricted stock              100,000      1,000       499,000              --

Amortization of deferred
  compensation                                 --         --            --              --

Cashless exercise of stock
  Options                                  19,379        194       147,516              --

Proceeds from stock options
  Exercised                                10,250        102        27,507              --

Change in fair value of
  securities available for
  sale                                         --         --            --      (4,229,900)
                                       ----------- ---------   -----------   --------------

BALANCE, December 31, 2000              3,880,211    $38,801    $7,582,243     $(1,376,704)
                                       =========== =========   ===========   ==============

                                       Accumulated    Treasury     Deferred
                                         Deficit       Stock     Compensation      Total
                                      ------------- ------------ ------------  ------------
BALANCE, December 31, 1998            $(1,361,586)   $(386,781)   $      --     $4,717,524

Repurchase of Treasury Stock                   --     (432,515)          --       (432,515)

Net Income                                749,657           --           --        749,657

Compensation expense and
  cashless exercise of stock
  Options                                      --           --           --        471,434

Proceeds from stock options
  Exercised                                    --           --           --          8,400

Change in fair value of
  securities available for
  sale                                         --           --           --      2,853,196


                                      ------------- ------------ ------------  ------------

BALANCE, December 31, 1999               (611,929)    (819,296)          --      8,367,696

Net Loss                               (1,925,543)          --           --     (1,925,543)

Issuance of restricted stock                   --           --     (500,000)            --

Amortization of deferred
  compensation                                 --           --      177,649        177,649

Cashless exercise of stock
  Options                                      --           --           --        147,710

Proceeds from stock options
  Exercised                                    --           --           --         27,609

Change in fair value of
  securities available for
  sale                                         --           --           --     (4,229,900)
                                      ------------- ------------ ------------  ------------

BALANCE, December 31, 2000            $(2,537,472)   $(819,296)   $(322,351)    $2,565,221
                                      ============= ============ ============  ============


The accompanying notes are an integral part of these consolidated statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                  2000               1999
                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income:                                          $  (1,925,543)        $  749,657
        Gain from sale of securities                                   --         (2,521,083)
Adjustments to reconcile net (loss) income to net cash
used in operating activities -
        Noncash compensation expense                              325,359            471,434
        Depreciation and amortization                             332,281            376,411

Changes in assets & liabilities-
        Accounts receivable, net                                 (744,584)          (656,391)
        Prepaid expenses and other current assets                 (73,073)            (8,149)
        Unbilled revenues                                         189,817           (622,138)
        Restricted cash                                           (99,289)                --
        Other assets                                                2,882              5,040
        Accounts payable                                          300,714           (306,069)
        Accrued compensation and payroll taxes                     80,724             17,280
        Other accrued expenses                                     (7,844)          (452,628)
        Deferred revenues and customer advances                   238,358             12,045
        Deferred rent credit                                      107,950                 --
                                                            ------------------  ---------------

            Net cash used in operating activities              (1,272,248)        (2,934,591)
                                                            ------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Gross proceeds from sale of investment securities              --          3,647,209
        Purchase of equipment                                    (298,899)          (141,933)
        Software development costs                               (274,567)                --
        Advances for proposed transaction                        (254,494)                --
        Investments in available for sale securities             (100,000)                --
                                                            ------------------  ---------------
            Net cash (used in) provided by investing
        activities                                               (927,960)         3,505,276
                                                            ------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on capital lease obligations           (28,712)           (39,280)
        Options exercised for cash                                 27,609              8,400
        Purchase of common stock for treasury                          --           (432,515)
                                                            ------------------  ---------------
            Net cash used in financing activities                  (1,103)          (463,395)
                                                            ------------------  ---------------
            Net (decrease) increase in cash and cash
        equivalents                                            (2,201,312)           107,290

CASH AND CASH EQUIVALENTS, beginning of year                    2,936,918          2,829,628

CASH AND CASH EQUIVALENTS, end of year                         $  735,606         $2,936,918
                                                            ==================  ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for -
           Interest                                            $    3,728         $   12,156
           Income taxes                                        $       --         $   54,343
        Non cash investing activities -
        Assets acquired under capital lease obligations        $       --         $   77,146


The accompanying notes are an integral part of these consolidated statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.      ORGANIZATION AND BUSINESS

K2 Digital, Inc. ("K2" or the "Company") commenced operations on March 1, 1993 as a partnership. In January 1995 the Partnership contributed its capital into a newly formed corporation and elected S Corporation status.

Effective January 1, 1996, the Company was reorganized as a Delaware Holding C corporation having a wholly owned operating subsidiary incorporated in New York under the name of K2 Design, Inc. The reorganized corporation is authorized to issue 9,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share. In November 2000, the Company changed its name to K2 Digital, Inc.

K2 is a professional services firm specializing in business consulting, development and design related to digital communications.

During 2000, the Company has incurred negative cash flows from operations and sustained net losses. Accordingly, the Company is dependent on obtaining financing to fund its operations.

Management's plans include obtaining additional equity financing. This financing will be used to fund the operations of the Company. There is no assurance that such financing will be obtained and that, if additional financing is obtained, management's plans will be sufficient to sustain the Company as a going concern.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Use of Estimates

The accompanying consolidated financial statements include the accounts of K2 Digital, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized on the percentage of completion method based upon the ratio of costs incurred to total estimated costs. Unbilled revenues represent costs incurred and anticipated profits earned on projects in progress in excess of amounts billed. Deferred revenues and customer advances represent amounts billed in excess of costs incurred and estimated profit earned. Such billings generally occur at the beginning of contract periods, and are in accordance with contract provisions. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. A portion of the Company's revenues has been generated on a fixed fee for service basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of investments in highly liquid short-term instruments, with original maturities of three months or less from the date of purchase.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include approximately $250,000 incurred in connection with a proposed business acquisition.

Investment in Securities Available for Sale

Investments in securities available for sale are primarily equity securities. In accordance with Statement of Financial Accounting Standards No. 115, (SFAS No.
115), "Accounting for Certain Investments in Debt and Equity Securities" these securities are reflected at their fair market value as of December 31, 2000 with a corresponding gain or (loss) reflected in accumulated other comprehensive income (loss), net of deferred taxes, if applicable.

Fixed Assets

Fixed assets are carried at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease.

Estimated useful lives by class of assets are as follows:

        Computers and equipment         3 years
        Furniture and fixtures          5 years
        Leasehold improvements          Life of lease

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. The Company does not believe that any such events or changes in circumstances have occurred at December 31, 2000.

Software Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company is capitalizing material software development costs incurred after the technological feasibility of software development projects has been established. The Company considers technological feasibility to be attained upon the completion of a working model. For the year ended December 31, 2000, the Company capitalized $180,011 of software development costs that met the criteria for capitalization. Such costs are being amortized on a straight-line basis over five years.

On January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use software, dividing the development into three stages: (1) the preliminary project stage, during which conceptual formulation and evaluation of alternatives takes place, (2) the application development stage, during which design, coding, installation and testing takes place and (3) the operations stage during which training and maintenance takes place. Costs incurred during the application development stage are capitalized; all other costs are expensed as incurred. For the year ended December 31, 2000, the Company capitalized $25,980 of software development costs that met the criteria for capitalization and will amortize these costs on a straight-line basis over three years.

In December of 1999, the Company adopted Emerging Issues Task Force ("EITF") Abstract Issue No. 00-2, "Accounting for Website Development Costs". EITF 00-2 provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the development of the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) web site application and infrastructure development stage involves acquiring or developing hardware and software to operate the website,
(3) graphics and content development stage during which the initial graphics are designed or layout of each page and coded, (4) content development stage refers to the development of information on the website which may be either textual or graphical in nature, (5) operating stage, during which training, administration, maintenance and other costs to operate the existing website are incurred. The costs incurred in the web site application and infrastructure, graphics and content development stages are capitalized; all other costs are expensed as incurred. For the year ended December 31, 2000, the Company capitalized $68,575 of website development costs that met the criteria for capitalization and will amortize these costs on a straight-line basis over three years.

Accrued Expenses

Accrued expenses are comprised of the following as of December 31, 2000:

Accrued Media Planning and Ad Servicing    $278,346
Accrued Expenses - other                    261,078
                                           --------

                                           $539,424
                                           ========

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair market value based upon the relatively short-term nature of these financial instruments. The investment securities available for sale are reflected at fair market value.

Concentration of Revenue

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its clients' financial condition and generally requires no collateral from its clients. Three customers accounted for approximately 23.2%, 21.7% and 11.6% of revenue for the year ended December 31, 2000. The Company had accounts receivable from these customers amounting to $659,634 at December 31, 2000. Revenue from the Company's three largest customers for the year ended December 31, 1999 constituted approximately 27.2%, 21.3% and 10.8% of net revenue. The Company had accounts receivable for these customers amounting to $421,241 at December 31, 1999.

Income Taxes

The Company provides Federal, State and City income tax in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

Comprehensive Income

The Company has adopted the disclosure requirements prescribed by Statement of Financial Accounting Standards No. 130, "Comprehensive Income." This statement requires disclosure of the major components of comprehensive income. For the years ended December 31, 2000 and 1999, the change in the fair value of investment in securities available for sale is the only component of comprehensive income for the Company.

Net (Loss) Income Per Share of Common Stock

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," establishes the standards for computing and presenting earnings per share (EPS). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing (net loss) income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Outstanding stock options of 1,594,750 and 441,809 as of the December 31, 2000 and 1999, respectively, have been excluded in the calculations below for the year ended December 31, 2000 and 1999 as their effect is antidilutive.

The following table reconciles the number of weighted average shares outstanding for basic and diluted earnings per share:

                                                                  2000               1999
                                                                  ----               ----
Weighted average shares outstanding - basic                   3,371,569          3,442,946

Incremental shares from assumed conversions of options               --            200,891
                                                           ------------      -------------
Weighted average shares outstanding - diluted                 3,371,569          3,643,837
                                                           ============      =============

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

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year.

In March 2000, the Financial Accounting Standards Board issued Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No.25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fiscal quarter beginning January 1, 2000. The adoption of SAB 101 did not result in a material impact on the Company's financial position or results of operations.

3.      FIXED ASSETS

Fixed assets, at cost, including fixed assets purchased under capital leases (see Note 4), summarized by major categories consist of the following at December 31, 2000:

        Computers and equipment                     $ 939,116
        Furniture and fixtures                        343,855
        Leasehold improvements                        340,139
                                                   ----------
                                                    1,623,110

        Less: Accumulated depreciation             (1,050,407)
                                                   -----------

        Fixed assets, net                          $  572,703
                                                   ==========

Depreciation and amortization expense was $332,281 and $376,411 for the years ended December 31, 2000 and 1999, respectively.

4.      CAPITAL LEASE OBLIGATIONS

The Company is a lessee in non-cancelable leasing agreements for certain copier equipment. Included in fixed assets is $65,769 of copier equipment held under capital leases.

Future minimum lease payments for fixed assets under capital lease at December 31, 2000 are as follows:

2001                                                     32,829
2002                                                     14,408
                                                      ---------
Total minimum lease payments                             46,877
Less-Imputed interest                                    (5,621)
                                                          ------

Present value of future minimum lease payments           41,256
Less: current portion                                   (28,712)
                                                        --------

Total long-term portion of capital lease obligations   $ 12,544
                                                       ========

5.      COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space and automobiles for varying periods ending in 2008. At December 31, 2000, approximate future minimum rental commitments under all non-cancelable operating leases are as follows:

Fiscal Year:
- ------------
2001                              $  659,613
2002                                 658,621
2003                                 647,702
2004                                 647,702
2005                                 693,102
Thereafter                         1,532,596
                                  ----------
    Totals                        $4,839,336
                                  ==========

Rent expense under the above leases amounted to $316,939 and $244,622 in 2000 and 1999, respectively.

Employment contracts

The Company has employment contracts with each of its executives. Two contracts provide for minimum annual salaries of $183,600 in 2000 and $220,320 in 2001, the year of expiration. Both contracts also include bonuses equal to 1.88% of the Company's pre-tax profit. The Company also entered into a two-year employment contract with an executive officer, expiring on December 31, 2002. That contract provides for an annual salary of $250,000, which will increase to $300,000 effective July 1, 2001 and a bonus equal to 10% of the Company's net income up to $1,000,000 of annual net income and 7.5% of the Company's net income in excess of $1,000,000. The Company also entered into a two-year employment contract with an executive officer expiring March 31, 2002. That contract provides for an annual salary of $225,000 and a discretionary bonus in the form of stock options based upon individual and Company performance. Such agreements also provide for 100,000 shares of restricted Common Stock, which vest over two years, 50% on April 14, 2001 and 50% on April 14, 2002. The value of the stock at the grant date was $5.00 per share. As a result of this transaction, the Company incurred $500,000 of deferred compensation costs, which are being amortized over the two-year vesting period. The Company amortized $177,649 of deferred compensation in 2000.

6.      INCOME TAXES

At December 31, 2000, the Company had a net operating loss carryforward ("NOL") of approximately $2,500,000, expiring through 2020. The Company's ability to utilize such NOL may be limited due to changes in ownership. The provision (benefit) for income taxes on the net income (loss) for the years ended December 31, 2000 and 1999 differs from the amount computed by applying the Federal statutory rate due to the following:

                                                                  2000               1999
                                                                  ----               ----
Statutory Federal income tax rate                                (34.0%)             34.0%
State and local taxes, net                                        (5.1)               5.1

Valuation Allowance (utilization of NOL)                          39.1              (34.0)
                                                                  ----              ------

Effective Tax Rate                                                 -%                5.1%
                                                                   ==                ====

The Company has provided a valuation allowance for the full amount of the deferred tax assets associated mainly with its NOL, due to the uncertainties surrounding their realization.

7.      STOCK OPTION PLAN

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation of up to 225,000 and 500,000 options under the 1996 and 1997 plan, respectively. The number of options available under the 1997 Plan were increased by an additional 400,000 and 800,000 options in 1999 and 2000, respectively, to a total of 1,700,000 options. On January 24, 2001, the Board of Directors approved an amendment to the 1997 Plan, subject to the approval of the stockholders, to increase the aggregate number of shares reserved for future issuance of the Company's common stock under the 1997 Plan from 1,700,000 shares to 3,000,000 shares. As of December 31, 2000, there were 10,050 shares of common stock available for grant under the Plans. The 1996 Plan expires on January 1, 2006 and the 1997 Plan expires on June 12, 2007. Under the terms of the Plans, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less than 110% of such fair market value for all options granted, and the options expire five years after the option grant date.

A summary of the Plans at December 31, 2000, and 1999 is presented in the table below:

                                                                               Weighted Average
                                                                 Shares         Exercise Price
                                                                 ------         --------------
Outstanding at December 31, 1998                                 810,200             $1.83

Granted                                                          104,000             $2.83
Exercised                                                       (126,500)            $1.89
Forfeited                                                       (145,000)            $2.29
                                                                ---------            -----
Outstanding at December 31, 1999                                 642,700             $1.87
Granted                                                         1,040,500            $3.70
Exercised                                                       (29,129)             $2.09
Forfeited                                                       (58,821)             $4.68
Outstanding at December 31, 2000                                1,594,750            $2.96
                                                                =========            =====

Shares exercisable at December 31, 2000                                            590,500
                                                                                   =======

The Company accounts for the Plans under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees under which no compensation cost is recognized for stock options granted with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for the Plans been determined consistent with the fair value approach required by SFAS 123, the Company's net (loss) income and basic and diluted net (loss) income per common share would have been the following pro forma amounts:

Option Pricing Model                                              2000               1999
Net (loss) income:
As reported                                                   ($ 1,925,543)        $ 749,657
                                                              =============        =========

Pro forma                                                     ($ 2,445,078)        $ 420,652
                                                              =============        =========

Net (loss) income per common share:

As reported - Basic                                                $ (0.57)           $ 0.22
                                                                   ========           ======

Diluted                                                            ($ 0.57)           $ 0.21

Pro forma - Basic                                                   $(0.67)           $ 0.12
                                                                    =======           ======

Diluted                                                             $(0.67)           $ 0.12

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 6.0% and 5.5% in 2000 and 1999, respectively; no expected dividend yields for options granted; expected lives of 4 years in 2000 and 1999, respectively; and expected stock price volatility of 127% and 101% in 2000 and 1999, respectively. The weighted average fair value of options granted during 2000 and 1999 was $2.00 and $2.29, respectively.

8.      INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

On June 1, 1998, the Company sold its CLIQNOW! Division to 24/7 Media, Inc. ("TFSM") for gross proceeds of $4 million, consisting of $1 million of cash and $3 million of TFSM Convertible Redeemable Preferred Stock. The sale resulted in a net gain of approximately $2,994,000. On August 13, 1998, TFSM's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. As a result, the Convertible Redeemable Preferred Stock of TFSM automatically converted on that date into shares of common stock of TFSM, of which the Company retained 196,492 shares. These shares were carried at a cost of $2,558,300 (approximately $13.02 per share) on the Company's consolidated balance sheet at December 31, 1998. During 1999, the shares of TFSM stock became freely tradable. Accordingly, the Company reclassified such shares as "investment in securities available for sale," as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No.115, the shares are stated at fair market value of $58,432 on the December 31, 2000 consolidated balance sheet. The net unrealized loss of $1,373,742 is reflected as "other comprehensive (loss)" in the stockholders' equity section of the balance sheet. During fiscal year 2000, the Company purchased shares of a mutual fund for $100,000. These securities had a net unrealized loss of $2,962 as of December 31, 2000.

The following disclosures are presented in accordance with SFAS No. 115:

Equity Securities:
Aggregate fair value                            $ 155,470
                                                =========

Net unrealized holding loss                   $ 1,376,704
                                              ===========

The gain on the sale of the securities was determined on an average cost basis.

During 1999, the Company sold 86,492 shares of their investment in TFSM. The sale resulted in a gain of $2,521,083 and is reflected in interest and other income in the 1999 income statement. The Company did not sell shares in fiscal year 2000.

9.      FUSION CAPITAL AGREEMENT

On December 11, 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") pursuant to which Fusion Capital would purchase up to $12 million of the Company's common stock in two tranches. Each $6 million tranche is to be purchased over a period of up to twenty-four months, subject to a six month extension or earlier termination at the Company's discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. After all of the shares of the Company's common stock purchasable under the first tranche of the common stock purchase agreement have been purchased by Fusion Capital, the Company has the right to deliver to Fusion Capital an irrevocable written notice stating that it elects to commence the second tranche. The obligation of Fusion Capital to commence the second tranche is subject only to customary conditions, all of which are outside the control of Fusion Capital. In early 2001, the Company issued to Fusion Capital as a commitment fee for the Fusion Facility, an aggregate of 677,647 shares of common stock, a portion of which were issued in the form of warrants to purchase shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. As of February 26, 2001, no amounts had been drawn under the Fusion Facility.

                                   SCHEDULE II

                         K2 DIGITAL, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Allowance for doubtful accounts, December 31, 1999                              $100,000

Less:  Charge-off of uncollectible accounts                                      (11,751)

Add:  Provision to increase allowance for doubtful accounts                       11,751
                                                                                  ------

Allowance for doubtful accounts, December 31, 2000                              $100,000