Form 10KSB/A
period 2000-12-31
K2 DIGITAL INC
filed 2001-04-30
CIK 1009624

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB/A or any amendment to this Form 10-KSB/A. Yes    No X
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

                       DOCUMENTS INCORPORATED BY REFERENCE

           None.

           Transitional Small Business Disclosure Format (check one):

                                                    Yes              No X
                                                       ---             ---

                                EXPLANATORY NOTE


         This Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 is being filed by K2 Digital, Inc., a Delaware corporation (the "Company"), in order to provide the information required by Items 9, 10, 11 and 12 of Part III of Form 10-KSB which the Company had intended to incorporate by reference to its definitive proxy statement. Such definitive proxy statement will not be ready for filing by the Company with the Securities and Exchange Commission within the time period required by the securities laws for incorporation by reference herein.

                                     PART I

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS OF THE COMPANY

         Matthew G. de Ganon has been the Company's Executive Chairman and a Director since he joined the Company in July 1995. He was President of the Company from June 1996 to November 1998 and was also the Chief Operating Officer of the Company from July 1995 to November 1997. For the two years prior to joining the Company, Mr. de Ganon operated a business that created CD-ROM products and offered consulting services regarding the use of electronic delivery to publishers of newsletters and directories. Mr. de Ganon is co-author of the essay, "Overcoming Future Shock on the Superhighway: Suggestions for Providers and Technocrats," published and presented in the 1994 National Online Conference Proceedings. From August 1992 to July 1993, Mr. de Ganon was the Vice President of New Media of Superior Computer Systems, Inc., a software developer. Mr. de Ganon's work focused on UNIX-based 4GL accounting software customization for corporate clients. From May 1991 to July 1992, Mr. de Ganon was involved in casting administration for the Motion Picture Group of Universal Studios, Inc. He was a franchised theatrical agent with the Stone Manners Agency in Los Angeles, California from August 1987 to May 1991.

         Lynn Fantom has been the Company's President and Chief Executive Officer and a Director since November 1998. Prior to joining the Company, Ms. Fantom was an independent consultant from September 1997 to November 1998. She was the Chief Executive Officer of Lowe Direct (now Lowe Fox Pavlika), a direct marketing company and subsidiary of The Lowe Group, from October 1996 to September 1997. Ms. Fantom served in various positions for Draft Worldwide, a marketing company, from October 1982 to October 1996, and was named President in 1991 and Vice Chairperson in 1996.

         Douglas E. Cleek, who co-founded the Company in 1993, has been the Company's Executive Vice President--Chief Creative Officer and a Director of the Company since it was reorganized as a corporation in January 1995. From 1993 until 1995, Mr. Cleek was a general partner of the Company. For more than five years prior to that, Mr. Cleek was an art director for William Allen & Co. and its successor, A.J. Bart & Sons, specializing in graphic promotional materials for the hospitality industry.

         Gary W. Brown, has been a Director of the Company since February 2000 and joined the Company in April 2000 as Executive Vice President and Chief Operating Officer. Since January 2001, Mr. Brown has served as the Secretary of the Company. Prior to that, Mr. Brown was employed from July 1980 through June 1999 in various management roles with UBS AG, the successor organization to Union Bank of Switzerland, including the role of New York Branch Manager. There he served as Division Head for Structured Finance, one of UBS's six operating divisions in the Americas prior to the merger of UBS with Swiss Bank Corporation in 1998. Post-merger, Mr. Brown was designated Chief Credit Officer-Americas for UBS's investment banking division, Warburg, Dillon Read, where he was responsible for capital commitments of the firm. Mr. Brown held various business development and risk management positions throughout his 19-year career at UBS. He also served as President of the New York Chapter of Robert Morris Associates, the trade association for the financial services risk management industry, and as an ex-officio member of the RMA National Board. Since 1991, he has served on the Board of Directors of Sefar Americas, a subsidiary of Sefar AG, a manufacturer of Swiss synthetic fabrics. Prior to joining UBS in 1980, Mr. Brown was employed from June 1976 through June 1980 with The Chase Manhattan Bank, having served in various business development functions. Mr. Brown received a Bachelor of Science degree in Business Administration from Oral Roberts University in May 1976.

         P. Scott Munro has served as a Director of the Company since July, 1999. Mr Munro has served as the Chairman of the Board of Directors and Chief Executive Officer of Intertrade Systems Corp. since February 2001. He served as Chairman of the Board of Directors of Icras, Inc. from July 2000 to January 2001. Mr. Munro served as Chief Executive Officer, President and Secretary of Savoir Technology Group, Inc. from July 1995 to July 2000. He also served as chairman of the board of directors of that company beginning in January 1998 and as a director of that company beginning in July 1995. Mr. Munro previously held other positions within Savoir Technology Group, Inc., acting as President of the Computer Systems Division from January 1993 to July 1995 and as Senior Vice

President, Computer Systems Division from September 1989 to January 1993. Prior to 1990, Mr. Munro served as a General Manager for both Future Electronics, Inc., a distributor of electronic components, and Arrow Electronics, Inc., a distributor of computer products.

         Dr. Steven N. Goldstein has been a Director of the Company since 1996. Dr. Goldstein has been Program Director, Inter-Agency and International (Networking) Coordination Director of Network Services at the National Science Foundation ("NSF") since June 1989 and is responsible for international networking coordination in support of the communication needs of the United States research and education community. Dr. Goldstein has directed NSF's International Connections Management ("ICM") project which, in the past five years, has assisted in connecting approximately 20 countries to the Internet. Dr. Goldstein has also collaborated with Japanese networkers in the development of academic Internet service in Japan. Presently, Dr. Goldstein is also the U.S. coordinator for the G-7 Global Information Society's initiative, "Global Interoperability of Broadband Networks," under which he works closely with Japan's high performance networking projects. Dr. Goldstein has Bachelor of Science and Master degrees in Physics from the Massachusetts Institute of Technology and a Doctorate degree in Engineering and Public Policy from Carnegie Mellon University. Dr. Goldstein is also a member of the Institute of Electrical and Electronics Engineers, the Association for Computing Machinery and the Internet Society.

         David R. Sklaver has been a Director of the Company since 1999. Since June 1997, Mr. Sklaver has been a General Partner and CEO of Artustry Partnership, a strategic and creative marketing company, of which he was a founder. Since October 1995, Mr. Sklaver has also served as President of Phase 2, Inc. From 1993 to 1995, Mr. Sklaver served as President of Wells Rich Greene DDB, an advertising agency handling Fortune 500 clients. Prior to being promoted to President, Mr. Sklaver served as Executive Vice President, Director of Client Services of Wells Rich Greene from 1989 to 1993. From 1986 to 1988, Mr. Sklaver was Executive Vice President, Account Group Head, at advertising agency BBD Needham, New York. From 1984 to 1985, Mr. Sklaver was Managing Director of DDB's Sydney office. From 1978 to 1984, he served in Account Management at DDB New York. Prior to 1978, Mr. Sklaver held positions at Foote, Cone & Belding Advertising and Standard Brands, both advertising agencies.

FILING REQUIREMENTS

         The Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR FEES

           Directors who are employees of the Company receive no additional compensation for their service as Directors. Directors not so employed receive $25,000 in compensation annually and are entitled to be reimbursed for expenses incurred in connection with meeting attendance. In addition, each of the Company's non-employee Directors are granted options to acquire 5,000 shares of Common Stock upon their election or reelection to the Board.

ADVISOR FEES

           All nonemployees serving as members of the Company's Board of Advisors receive options to purchase up to 5,000 shares of Common Stock upon their election to the Board of Advisors. There are three members of the Board of Advisors.

EXECUTIVE COMPENSATION

         The following table sets forth, as of fiscal year ended December 31, 2000, the total annual compensation paid or accrued by the Company for services in all capacities for Ms. Fantom, the Chief Executive Officer, and those other executive officers (the "Named Executives") who served in executive capacities at the end of fiscal 2000 and had aggregate compensation in excess of $100,000.

                                                    ANNUAL COMPENSATION(1)                       LONG TERM COMPENSATION
                                                    ----------------------                       ----------------------

                                                                                                     RESTRICTED
                                                                                     BONUS           STOCK                OPTION
NAME AND PRINCIPAL POSITION                           YEAR        SALARY ($)          ($)            AWARDS               AWARDS
---------------------------------------------------------------------------------------------------------------------------------
Lynn Fantom, Chief Executive                          2000          250,000            --               --                 --
Officer and President                                 1999          250,000            --               --                 --
                                                      1998        24,038 (2)           --               --               400,000

Matthew G. de Ganon, Executive                        2000          228,392            --               --                 --
Chairman of the Board                                 1999          175,613          25,000             --                 --
                                                      1998          130,924            --               --                 --

Douglas E. Cleek, Executive                           2000          182,423            --               --                 --
Vice President -- Chief Creative                      1999          166,794          25,000             --                 --
Officer                                               1998          117,978            --               --                 --

Gary W. Brown, Executive Vice                         2000        151,442 (3)          --           100,000(4)           268,000
President -- Chief Operating
Officer, Secretary and acting
Chief Financial Officer

Seth Bressman, Chief Financial                        2000          129,807            --               --               20,000
Officer (5)                                           1999          123,915            --               --                5,000
                                                      1998          93,748             --               --               25,000

--------------------------
(1) The value of perquisites and other personal benefits does not exceed 10% of the officer's salary.
(2)      Joined the Company in November 1998.
(3)      Joined the Company in April 2000.
(4)      All such shares remained unvested as of December 31, 2000.
(5)      Resigned from the Company effective December 31, 2000.


EMPLOYMENT CONTRACTS FOR EXECUTIVE OFFICERS

         Matthew G. de Ganon and Douglas E. Cleek, two of the current executive officers of the Company, each have entered into employment contracts with the Company on July 16, 1996 which were subsequently amended. The contracts of each of Messrs. de Ganon and Cleek, as amended, which expire on December 31, 2001, provide for minimum annual salaries of $153,000 with 20% increases for each successive year. Such contracts also provide for bonuses equal to 1.88% of the Company's pre-tax profit. On April 14, 2000, Mr. de Ganon's base salary was increased to $250,000. Messrs. de Ganon and Cleek are prohibited from competing with the Company through December 31, 2001.

         The employment contract between the Company and Lynn Fantom, as Chief Executive Officer and President of the Company, terminated on December 31, 2000 and a new employment contract between the Company and Ms. Fantom as Chief Executive Office and President of the Company was entered into on February 13, 2001 and is scheduled to terminate on December 31, 2002. The contract calls for an annual base salary of $250,000, which will increase to $300,000 effective July 1, 2001. Ms. Fantom's employment contract also entitles her to receive stock options to purchase up to 200,000 shares of the Company's common stock. Such grant of options was subject to the approval by the Company's stockholders of a proposal to increase the number of shares of common stock of the Company available for grants of options under the Company's 1997 Stock Incentive Plan (the "1997 Plan"), which approval was obtained at the special meeting of the Company's stockholders held on March 14, 2001. Such options are scheduled to vest 50% on the first anniversary of the date of grant and 50% on the second anniversary on the date of grant. Ms. Fantom's employment contract also entitles her to a bonus equal to 10% of the Company's net income, up to $1,000,000 of annual net income, and 7.5% of the Company's net income in excess of $1,000,000. If Ms. Fantom's employment with the Company is terminated for any reasons other than "Cause" or if Ms. Fantom resigns from the Company for "Good Reason" (as each term is defined in her employment contract), then pursuant to her employment contract, Ms. Fantom will be entitled to a $300,000 payment and immediate vesting of all her options. In the event of a change of control of the Company, all of Ms. Fantom's options will immediately vest pursuant to her employment contract and if, within 180 days after a change of control, Ms. Fantom is dismissed from the Company for any reason other than "Cause" or if Ms. Fantom resigns from the Company for "Good Reason" (as each term is defined in her employment contract), Ms. Fantom will be entitled to a payment equal to the greater of $300,000 or her base salary for the remainder of her employment term. In addition, pursuant to her employment contract, Ms. Fantom is subject to a non-compete restriction for twelve months after the termination of her employment.

         Gary W. Brown joined the Company as Executive Vice President and Chief Operating Officer on April 14, 2000 and is currently the Company's acting Chief Financial Officer. Mr. Brown signed an employment contract with the Company that expires on March 31, 2002. This employment contract provides for an annual salary of $225,000 and a discretionary annual bonus in the form of stock options up to a maximum of 100,000 shares of Common Stock per year. Upon joining the company, Mr. Brown also received 100,000 shares of restricted stock and options to purchase up to 263,000 shares of Common Stock. On April 14, 2001, 50% of both the restricted stock and the stock options vested, and the remaining 50% of both will vest on April 14, 2002. In the event of a change of control of the Company, all of Mr. Brown's unvested shares of restricted stock and stock options will immediately vest pursuant to his employment contract and if, within 180 days after a change of control, Mr. Brown is dismissed from the Company for any reason other than "Cause" or if Mr. Brown resigns from the Company for "Good Reason" (as each term is defined in his employment contract), Mr. Brown will be entitled to a payment equal to the greater of $225,000 or his base salary for the remainder of his employment term. Pursuant to his employment contract, Mr. Brown is also subject to a non-compete restriction for twelve months after the termination of his employment.

         On February 1, 2000, the Company entered into a one-year employment contract with Seth Bressman as Chief Financial Officer, providing for an annual salary of $125,000 and a bonus equal to $50,000 in the event of a Change in Control (as defined in the contract). Mr. Bressman resigned from his position as the Company's Chief Financial Officer effective December 31, 2000 and, pursuant to his employment contract, he is subject to a non-compete restriction for a period of six months from the termination date of his employment.

OPTION GRANTS IN FISCAL 2000

         The following table sets forth individual grants of stock options made under the Company's 1996 Stock Incentive Plan (the "1996 Plan") and the 1997 Plan during the fiscal year ended December 31, 2000 for the Chief Executive Officer of the Company and each of the Named Executives.

                                NUMBER OF SECURITIES      PERCENT OF TOTAL OPTIONS
                                 UNDERLYING OPTIONS       GRANTED TO EMPLOYEES IN     EXERCISE OR BASE PRICE
NAME                                   GRANTED                 FISCAL YEAR(1)                 ($/SH)                 EXPIRATION DATE
                                       -------                 --------------                 ------                 ---------------
Lynn Fantom                              --                          --                         --                         --

Matthew G. de                            --                          --                         --                         --
Ganon

Douglas E. Cleek                         --                          --                         --                         --

Gary W. Brown                         5,000(2)                      0.5%                      $5.8125                    4/1/10
                                      17,000(2)                     1.7%                       $5.00                     4/14/10
                                     246,000(3)                     25%                        $5.00                     4/14/10

Seth Bressman                       20,000(3)(4)                     2%                       $5.4375                    6/1/10


(1) Calculated as a percentage of total options granted to all employees under both the 1996 Plan and the 1997 Plan.

(2)      Such options were granted under the 1996 Plan.

(3)      Such options were granted under the 1997 Plan.

(4) All unvested options held by Mr. Bressman at the time of termination of his employment with the Company were cancelled by the Company upon Mr. Bressman's resignation as Chief Financial Officer of the Company, effective December 31, 2000.

         An aggregate of 22,000 stock options were granted under the 1996 Plan and 281,000 stock options were granted under the 1997 Plan to all executive officers and directors as a group during the fiscal year ended December 31, 2000. Such options are exercisable at prices per share (reflecting the fair market value on the dates of grant) ranging from: (i) $5.00 to $5.8125 under the 1996 Plan; and (ii) $5.00 to $5.4375 under the 1997 Plan. None of such options were exercised during fiscal 2000.

OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         The table set forth below shows the value of unexercised options under the 1996 Plan and the 1997 Plan held on December 31, 2000 by Ms. Fantom and each of the Named Executives.

                                                                                                                VALUE OF
                                                                  NUMBER OF SECURITIES                 UNEXERCISED IN-THE-MONEY
                                SHARES                           UNDERLYING UNEXERCISED               OPTIONS HELD ON DECEMBER 31,
                               ACQUIRED                       OPTIONS AT DECEMBER 31, 2000                    2000 ($)(1)
                                  ON            VALUE         ---------------------------------------------------------------------
NAME                           EXERCISE        REALIZED       EXERCISABLE     UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
Lynn Fantom                       --                 --        400,000(2)              --                  --                 --

Matthew G. de Ganon              977         $7,852              6,250(3)              --                  --                 --
                                 705         $5,664              6,250(3)

Douglas E. Cleek                 980         $7969               6,250(3)             --                  --                 --
                                 711         $5781               6,250(3)

Gary W. Brown                     --                 --              --           246,000(2)               --                 --


Seth Bressman                  2,500             $8,125          20,000(2)         20,000 (4)              --                 --
                                                                 10,000(3)

(1) Based on the closing price of the Common Stock on December 29, 2000, the last day in fiscal 2000 on which the markets were open for business, which was $0.4688.
(2)      Represents grants made under the 1997 Plan.
(3)      Represents grants made under the 1996 Plan.
(4) All unvested options held by Mr. Bressman at the time of termination of his employment with the Company were cancelled by the Company upon Mr. Bressman's resignation as Chief Financial Officer of the Company, effective December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

         The following table sets forth information, as of April 30, 2001 as to the beneficial ownership of common stock (including shares which may be acquired within 60 days pursuant to stock options) of each director of the Company, the Chief Executive Officer of the Company, all directors and executive officers as a group and persons known by the Company to beneficially own 5% or more of the common stock. Except as set forth below, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such person. Except as otherwise indicated, the address of each person included in the table is c/o the Company, 30 Broad Street, 16th Floor, New York, New York 10004.


                                                    SHARES OF COMMON STOCK
NAME OF OWNER                                          BENEFICIALLY OWNED                              PERCENT OF CLASS (1)
-------------                                          ------------------                              ----------------
Matthew G. de Ganon                                         936,993(2)                                   24.4

Douglas E. Cleek                                            430,531(3)                                   11.2

Lynn Fantom                                                 605,000(4)                                   15.7

Gary W. Brown                                               486,000(5)                                   12.6

Steven N. Goldstein                                         12,500(6)                                     *

David Sklaver                                               12,500(6)                                     *

P. Scott Munro                                              12,500(6)                                     *

All Directors and Executive Officers as a                  2,065,493(7)                                  53.7
group (8 persons)


*Less than one percent.
--------------------------------------------------------------------------------
(1) Does not give effect to: (i) shares held in treasury; (ii) 574,970 shares issuable upon exercise of the Company's redeemable common stock purchase warrants (every two of such warrants entitle the holder to purchase one share of common stock for $7.50); (iii) warrants issued to the representative of the underwriters of the Company's initial public offering in 1996 to purchase 574,970 units exercisable at $8.04 per unit, each unit consisting of one share of common stock and one underlying warrant (every two of such underlying warrants entitle the holder to purchase one share of common stock for $7.50); (iv) warrants to purchase 297,162 shares of the Company's common stock issued to Fusion Capital Fund II, LLC ("Fusion Capital") as a commitment fee in connection with a common stock purchase agreement entered into between the Company and Fusion Capital dated as of December 11, 2000; and (v) options held by persons other than the persons named above.

(2) Pursuant to a 10-year voting agreement entered into by Messrs. de Ganon, Cleek, David Centner (a former Chief Operating Officer and Director of the Company) and Bradley Szollose (a former Secretary and Director of the Company), effective July 26, 1996 (the "Voting Agreement"), the voting control over 498,158 shares held by Messrs. Cleek, Centner and Szollose and 6,250 shares underlying presently exercisable stock options held by Mr. Cleek are vested in Mr. de Ganon. Such shares subject to the Voting Agreement must be voted in favor of the election of Mr. de Ganon. In addition, the Voting Agreement grants each party thereto a right of first refusal as to the sale of the others' common stock. Messrs. de Ganon, Cleek, Centner and Szollose each disclaim beneficial ownership of those shares with respect to which they are not record owners. Mr. de Ganon's holdings also include 6,250 shares underlying presently exercisable stock options held by him.

(3)      Includes 6,250 shares underlying presently exercisable stock options.

(4) Includes 400,000 shares underlying presently exercisable stock options and 200,000 shares underlying unvested stock options, 50% of which will vest on January 2, 2002 and 50% of which will vest on January 2, 2003 and all of which will vest upon the occurrence of certain change of control transactions. Ms. Fantom disclaims beneficial ownership of all such shares underlying unexercised and/or unvested options.

(5) Includes: (i) 136,500 shares underlying presently exercisable stock options; (ii) 131,500 shares underlying unvested options which will vest on April 14, 2002, 50,000 shares underlying unvested stock options which will vest on January 2, 2002 and 50,000 shares underlying unvested stock options which will vest on January 2, 2003 and all of which will vest upon the occurrence of certain change of control transactions; and (iii) 50,000 shares of unvested restricted common stock, which will vest on April 14, 2002 and all of which will vest upon the occurrence of certain change of control transactions. Mr. Brown disclaims beneficial ownership of all such shares underlying unexercised and/or unvested options.

(6) Includes 12,500 shares underlying presently exercisable stock options. Excludes 2,500 shares underlying unvested stock options which will vest on June 1, 2001.

(7) Includes 586,500 shares underlying presently exercisable stock options, 431,500 shares underlying unvested stock options and 50,000 shares of unvested restricted common stock, all of which vest upon the occurrence of certain change of control transactions. Excludes 7,500 shares underlying unvested stock options that are not presently exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATED TRANSACTIONS

         In fiscal 1999, the Company repurchased 111,600 shares of Common Stock on the open market for an aggregate purchase price of $267,684. The purchase price for the shares was at the market price on the dates of purchase. In addition, on October 28, 1999, the Company repurchased 59,567 shares from Messrs. de Ganon, Szollose, Centner and Cleek at an aggregate cost of $164,831. These shares were repurchased by the Company in connection with the cancellation of an option on such shares held by a third party and the payment by the Company of the resulting tax liability. On October 28, 1999, the closing market price per share of the Company's Common Stock was $3.1875 per share. The purchase price paid by the Company in connection with the repurchase of these shares represented a 13% discount below the market price. The Company believes that the terms of these transactions were negotiated at arms length and were on terms no less favorable to the Company than could have been obtained from an unaffiliated party.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.

Dated:  April 30, 2001

                                         By: /s/ Matthew G. de Ganon
                                            ------------------------------------
                                              Matthew G. de Ganon, Chairman