Form 10QSB
period 2001-03-31
K2 DIGITAL INC
filed 2001-05-16
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           COMMISSION FILE NO. 1-11873

                                K2 DIGITAL, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                                                      OUTSTANDING AT APRIL 30, 2001
-----                                                                      -----------------------------
Common stock, par value $.01 per share..........................................        3,843,279
Common stock redeemable purchase warrants.......................................          625,000


           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX


                                                                                               PAGE
                                                                                               ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheet - March 31, 2001 (unaudited)............................      1

        Consolidated statements of operations - three months ended
        March 31, 2001 (unaudited) and March 31, 2000 (unaudited)..........................      2

        Consolidated statements of cash flows - three months ended
           March 31, 2001 (unaudited) and March 31, 2000 (unaudited).......................      3

        Notes to consolidated financial statements.........................................      4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................................      7

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..........................................     11

Item 4. Submission of Matters to a Vote of Security Holders................................     11

Item 6. Exhibits and Reports on Form 8-K...................................................     11

SIGNATURES ................................................................................     12

                                    PART I
                            FINANCIAL INFORMATION
ITEM 1.    Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................   $    440,446
   Accounts receivable, net of allowance for doubtful accounts of $100,000..........        512,092
   Unbilled revenue.................................................................        197,831
   Prepaid expenses and other current assets........................................        163,445
   Investment in securities available for sale......................................         37,818
                                                                                       ------------
Total current assets................................................................      1,351,632
FIXED ASSETS, net...................................................................        507,206
RESTRICTED CASH.....................................................................        250,000
OTHER ASSETS........................................................................        240,893
                                                                                       ------------
        Total assets................................................................   $  2,349,731
                                                                                       ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capital lease obligations.....................................   $     27,429
   Accounts payable.................................................................        509,940
   Accrued compensation and payroll taxes...........................................         99,015
   Accrued expenses.................................................................        275,270
   Deferred revenue.................................................................        335,766
   Deferred rent ...................................................................        241,443
   Customer advances................................................................        127,703
                                                                                       ------------
Total current liabilities...........................................................      1,616,566
LONG-TERM CAPITAL LEASE OBLIGATIONS.................................................          6,650
                                                                                       ------------
     Total liabilities..............................................................      1,623,216
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
     0 shares issued and outstanding................................................             --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
     4,260,696 shares issued and 3,843,279 shares outstanding.......................         42,607
   Treasury stock, 417,417 shares at cost...........................................       (819,296)
   Additional paid-in capital.......................................................      8,296,805
   Accumulated other comprehensive loss.............................................     (1,400,229)
   Deferred compensation............................................................       (259,852)
   Deferred commitment costs........................................................       (718,367)
   Accumulated deficit..............................................................     (4,415,152)
                                                                                       ------------
Total stockholders' equity..........................................................        726,515
                                                                                       ------------
        Total liabilities & stockholders' equity....................................   $  2,349,731
                                                                                       ============

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                ---------------------------
                                                          MARCH 31,

                                                   2001            2000
                                                   ----            ----
                                                 UNAUDITED       UNAUDITED
                                                ------------  -------------

Gross revenues................................  $   830,017   $   1,933,010
Less: pass-through costs......................       35,908        (444,162)
                                                -----------   -------------
Net revenues..................................      865,925       1,488,848
Direct salaries and costs.....................    1,005,192         885,078
Selling, general and administrative
    expenses..................................    1,075,964         857,100
Write off of deferred transaction costs.......      584,452              --
Depreciation..................................       90,466          79,417
                                                -----------   -------------
Loss from operations before interest and
    other income, net and income taxes........   (1,890,149)       (332,747)
Interest and other income, net................       12,470          41,634

Provision for income taxes....................           --           4,120
                                                -----------   -------------
Net income (loss).............................  $(1,877,679)  $    (295,233)
                                                ============  ==============
Net income (loss) per share --
Basic and Diluted.............................  $     (0.51)  $       (0.09)
                                                ===========   ==============
Weighted average common shares
    outstanding - basic and diluted...........    3,681,338       3,346,874
                                                ===========   =============







        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         2001              2000
                                                                         ----              ----
                                                                      (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.........................................................   $ (1,877,679)  $    (295,233)
Adjustments to reconcile net loss to net cash used
    in operating activities --
Non-cash compensation expense....................................         62,500         143,683
Write-off of deferred transaction costs..........................        254,494              --
Depreciation.....................................................         90,466          79,417
Changes in --
Accounts receivable, net.........................................      1,158,056          79,714
Prepaid expenses and other current assets........................        (14,379)         (7,863)
Unbilled revenue.................................................        284,943        (612,609)
Other assets.....................................................             --           2,882
Accounts payable.................................................       (267,921)        (41,608)
Accrued compensation and payroll taxes...........................        (96,005)        (43,996)
Other accrued expenses...........................................       (263,781)        208,447
Deferred revenue.................................................        161,779              --
Deferred rent....................................................        133,492              --
                                                                    ------------   -------------
Net cash used in operating activities............................       (374,036)       (487,166)
                                                                    ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Gross proceeds from sale of investment securities................         94,127              --
Purchase of equipment............................................         (8,073)       (131,831)
                                                                    -------------  --------------
Net cash used in investing activities............................        (86,053)       (131,831)
                                                                    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations..................         (7,177)         (7,178)
Options exercised for cash.......................................             --          11,251
                                                                    ------------   -------------
Net cash (used in) provided by financing activities..............         (7,177)          4,073
                                                                    -------------  -------------
Net decrease in cash and cash equivalents........................       (295,160)       (614,924)
CASH AND CASH EQUIVALENTS, beginning of period...................        735,606       2,936,918
                                                                    ------------   -------------
CASH AND CASH EQUIVALENTS, end of period.........................   $    440,446   $   2,321,994
                                                                    ============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for --
Interest.........................................................   $      1,031   $         660
Income taxes.....................................................   $        464   $       4,120

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.      ORGANIZATION AND BUSINESS

K2 Digital, Inc., a Delaware corporation ("K2" or the "Company"), is a strategic digital services company, providing consulting and development services including analysis, planning, systems design, creative and implementation.

2.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2001 and the financial results for the three months ended March 31, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2001 and March 31, 2000, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results may differ from those estimates.

3.      GOING CONCERN

The Company has incurred negative cash flows from operations and sustained net losses. Accordingly, the Company is dependent on obtaining financing to fund its operations. Management's plans include obtaining additional equity financing. This financing will be used to fund the operations of the Company. There is no assurance that such financing will be obtained and that, if additional financing is obtained, management's plans will be sufficient to sustain the Company as a going concern. The Company's independent public accountants have added an explanatory paragraph to their audit opinion issued in connection with the 2000 financial statements which states that the Company's losses since inception and dependence on outside financing raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.      NET LOSS PER SHARE OF COMMON STOCK

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

In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted loss per share:

                                             THREE MONTHS ENDED
                                             ------------------
                                                  MARCH 31,
                                           2001              2000
                                           ----              ----
                                         UNAUDITED         UNAUDITED
                                         ---------         ---------
Numerator: Net loss.................    $(1,877,679)    $    (295,233)
Denominator: Weighted average number
    of common shares outstanding
Basic ..............................      3,681,338         3,346,874
Diluted.............................      3,681,338         3,346,874
Net loss per share --
Basic  and Diluted..................    $     (0.51)*   $       (0.09)*


* Excludes all outstanding stock options and warrants as of March 31, 2001 and 2000, as they are antidilutive.

5.      INVESTMENT IN SECURITIES

As of March 31, 2001, the Company held 110,000 shares of common stock of 24/7 Media Inc. These shares have been classified as "investments in securities available for sale" as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No. 115, the shares are stated at fair market value on the Company's March 31,2001 consolidated balance sheet. The unrealized holding loss is reflected as "other comprehensive loss" in the stockholders' equity section of the balance sheet.

The following disclosures are presented in accordance with SFAS No. 115:

        Equity Securities:

        Aggregate fair market value.......................           $    37,818
        Gross unrealized holding loss.....................           $(1,400,229)

The Company did not sell any shares of capital stock of 24/7 Media Inc. during the quarter ended March 31,2001.

6.      FUSION CAPITAL AGREEMENT

On December 11, 2000, the Company entered into a common stock purchase agreement (the "Fusion Facility") with Fusion Capital Fund II, LLC ("Fusion Capital"). Under the terms of the Fusion Facility, Fusion Capital has agreed to purchase $6 million of the Company's common stock and the Company has the option to require Fusion Capital to enter into a second identical common stock purchase agreement for the purchase of an additional $6 million of its common stock. Each month, provided there is no event of default under the Fusion Facility, the Company has the right to sell to Fusion Capital $250,000 of its common stock at a price based upon the market price of the Company's common stock on the date of each sale, without any fixed discount to the market price. Although the notification from The Nasdaq Stock Market that the Company's common stock had failed to maintain the minimum bid price of $1.00 per share over the prior 30 consecutive trading days as required by the Marketplace Rules of The Nasdaq SmallCap Market may constitute an event of default under the Fusion Facility, Fusion Capital has waived its right to terminate the Fusion Facility for this reason. In January 2001, the Company issued to Fusion Capital as a commitment fee for the Fusion Facility, 380,485 shares of common stock, as well as warrants to purchase 297,162 shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. The fair market value of such shares and warrants at the date of grant of approximately $700,000 was recorded as deferred issuance costs and will be charged against the proceeds to be received under the Fusion Facility. As of March 31, 2001, no amounts had been drawn under the Fusion Facility.

7.      STOCKHOLDERS' EQUITY

On March 14, 2001, the Company held a special meeting of stockholders. The shareholders of the Company approved each of the following proposals detailed in the Company's Notice of Special Meeting and Definitive Proxy Statement dated February 14, 2001:

     - to amend the Certificate of Incorporation of the Company to increase the authorized capital stock of the Company to 25,000,000 shares;

     - to issue up to 3,500,000 shares of the Company's common stock to Fusion Capital pursuant to the Fusion Facility; and

     - to amend the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock issuable thereunder to 3,000,000 shares.

8.      SUBSEQUENT EVENTS

Under an agreement in principle announced July 11, 2000, the Company negotiated to acquire a majority interest in SilverCube, Inc., a professional services firm specializing in wireless content delivery strategy and development. The transaction was expected to close in the first quarter of 2001. In April 2001, the Company terminated its discussions with SilverCube, Inc. As a result, the Company has written-off all capitalized costs and advances for the proposed transaction, totaling $584,452 as of March 31, 2001.

On May 15, 2001, the Company entered into a non-binding letter of intent with SGI Graphics LLC, a Delaware limited liability company ("SGI"), pursuant to which SGI will, subject to certain conditions, purchase approximately 6,526,449 shares of restricted common stock of K2, representing fifty-one percent (51%) of the issued and outstanding capital stock of K2 on a fully diluted basis (after giving effect to all outstanding warrants and to options having an exercise price less than $1.75), for a total purchase price of $2,000,000. Under the terms of the letter of intent, SGI will also receive warrants to purchase an additional 717,903 shares of K2 common stock. Concurrently with the execution of the letter of intent, K2 borrowed $250,000 from K2 Holdings LLC, a Delaware limited liability company and an affiliate of SGI, for working capital purposes pursuant to a short term promissory note secured by all of the assets of K2.
The loan proceeds will be credited toward the purchase price to be paid by SGI in the equity investment.

The consummation of the $2 million equity investment by SGI is subject to certain conditions, including the implementation of a pre-approved cost-reduction program by K2, a fairness opinion from the Company's financial advisors, the approval of the transaction by the shareholders of K2 and the execution of mutually satisfactory final documentation. Proceeds of the equity investment are expected to be used for working capital purposes.

After the consummation of the equity investment, K2 and SGI expect to enter into discussions and negotiations in good faith with respect to the potential combination of the business of K2 with all or a portion of the business of SGI. Although neither party has yet committed to any such combination, both parties have acknowledged in the letter of intent that a potential combination of the assets and operations of SGI with K2 would be expected to result in substantial revenue growth opportunities and cost savings for the combined companies, would be expected to offer the stockholders of K2 the opportunity to participate in a new combined company with substantially greater resources and capabilities, and is a substantial business reason for the equity investment by SGI.

In connection with the transaction, K2 also received an additional $250,000 equity investment through its equity facility established last year with Fusion Capital Fund II, LLC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's (unaudited) Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review "Factors Affecting Operating Results and Market Price of Stock" commencing on page 10 of the Company's 2000 Annual Report on Form 10-KSB for a discussion of certain of these risks and uncertainties which such risk factors are hereby incorporated by reference into this Report.

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

                                                              PERCENTAGE OF NET REVENUES
                                                              ---------------------------
                                                                   THREE MONTHS ENDED
                                                              ---------------------------
                                                                        MARCH 31,
                                                                   2001          2000
                                                              --------------------------

                                                              (UNAUDITED)     (UNAUDITED)
                                                              ----------     ------------
Net revenues.......................................                100.0%       100.0%
Direct salaries and costs..........................                116.1%        59.4%
Selling, general and administrative
  expenses.........................................                124.3%        57.6%
Depreciation.......................................                 10.4%         5.3%
Write off of deferred transaction costs............                 67.5%           --
Loss from operations before interest and other
  income, net and income taxes.....................               (218.3%)      (22.3%)
Interest and other income, net.....................                  1.4%         2.8%
Provision for income taxes.........................                    --        (0.3%)
Net loss...........................................               (216.8%)      (19.8%)

Revenues

Net revenues consist of gross revenues less pass-through expenses such as media placement costs. Net revenues for the three months ended March 31, 2001 decreased by 41.8% compared to the same quarter in 2000. In the 2001 first quarter, net revenues were approximately $865,900 compared to $1,488,800 in the 2000 first quarter, or a decrease of approximately $622,900, due to lower than anticipated revenues in the 2001 first quarter. This decrease in net revenues was due to the general economic slowdown which significantly reduced expenditures for IT and Internet professional services and delayed implementation of certain projects already underway. During the three months ended March 31, 2001, the three largest net revenue-producing clients accounted for approximately 47.1%, 17.3% and 15.6%, respectively, of the Company's net revenues. Accordingly, although the Company has increased its efforts to maintain and enhance client relationships, loss of major clients without comparable replacements could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."

Direct Salaries and Costs

Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, supplies, and printing and equipment costs, less any reimbursed expenses. As a percentage of net revenues, direct salaries and costs increased for the three months ended March 31, 2001 as compared to the same period in 2000. This was primarily due to increases in staff hired to service the increased business during the fourth quarter of 2000 and projects scheduled for the first quarter of 2001 which were planned by clients in 2000, but were postponed or cancelled. Direct salaries and costs increased by approximately $120,100 to approximately $1,005,200 for the 2001 first quarter from approximately $885,100 for the 2000 first quarter. In the 2001 first quarter, direct salaries and costs primarily consisted of approximately $932,500 paid as direct salary costs and $35,200 paid as independent contractor costs. In the 2000 first quarter, direct salaries and costs consisted primarily of approximately $626,400 paid as direct salary costs and approximately $206,800 paid as independent contractor costs. Gross profit, which is net revenues less direct salaries and costs, totaled ($139,300) for the 2001 first quarter as compared to $603,700 for the 2000 first quarter, resulting in a gross margin of (16.1%) and 40.6%, respectively. The unfavorable gross profit for the 2001 first quarter was due primarily to the lower than anticipated net revenues recognized during the 2001 first quarter, relative to increased staff costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were approximately $1,076,000 and $857,100, respectively, and consisted primarily of labor costs, professional fees, occupancy costs, recruitment costs and communications costs. In the 2001 first quarter, the changes in selling, general and administrative costs were primarily due to an additional staff member hired for business development, a Chief Operating Officer and costs related to merger and acquisition activity, more fully explained under the heading "Subsequent Events" in note 8 to the consolidated financial statements.

Write off of Deferred Transaction Costs

The Company incurred $314,452 of legal and accounting costs in connection with the proposed acquisition transaction described under "Subsequent Events" in note 8 to the consolidated financial statements. In addition, an advance of $270,000 was made under a promissory note executed in connection with the proposed transaction. In April 2001, the Company terminated the proposed transaction. As a result, the Company has written-off all capitalized costs and advances for the proposed transaction during the first quarter of 2001.

Depreciation and Amortization

Depreciation and Amortization expense was approximately $90,500 and $79,400 for the three months ended March 31, 2001 and 2000, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. The Company's depreciation expenses in 2001 have increased as a result of purchases of additional computer and office equipment and the amortization of certain capitalized software development costs.

Operating Loss

The operating loss for the three months ended March 31, 2001 was approximately ($1,890,100) as compared to an operating loss of approximately ($332,700) for the three months ended March 31, 2000. Contributing to the operating loss for the three months ended March 31, 2001 were increases in direct labor and selling, general and administrative costs and expenses related to merger and acquisition activities as discussed above. The operating loss for the three months ended March 31, 2001 represented an increase of approximately $1,557,300 or 468.0% over the operating loss of approximately $332,700 for the three months ended March 31, 2000.

Income Taxes

For the three months ended March 31, 2001, the Company had a loss before provision for income taxes of approximately $1,877,700. Due to the operating loss discussed above, there were no provisions for income taxes in the first quarter of 2001. The provision for income taxes for the three months ended March 31, 2000 related to minimum statutory taxes due.

Net Loss

Net loss for the three months ended March 31, 2001 was approximately ($1,877,700) as compared to net loss of approximately ($295,200) for the three months ended March 31, 2000.

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

Liquidity and Capital Resources

The Company's cash balance of $440,446 at March 31, 2001, decreased by $295,160 or 40% compared to the $735,606 cash balance at December 31, 2000. This decrease is primarily due to lower than anticipated revenues for the period, while operating expenses were not similarly reduced. The Company has initiated a cost reduction program in order to reduce operating expenses to a level consistent with future expected revenue levels, but the full impact of these cost reductions is not expected to be reflected in operating results until later in 2001.

Although as of March 31, 2001, the Company's cash position had substantially decreased since December 31, 2000, on May 16, 2001, the Company received $250,000 as proceeds of a bridge loan from K2 Holdings LLC in connection with the proposed $2 million equity investment by SGI Graphics LLC described under the heading "Subsequent Events" in note 8 to the consolidated financial statements. The loan was entered into pursuant to a short term promissory note secured by all of the assets of K2. The loan proceeds will be used for working capital purposes and will be credited toward the purchase price to be paid by SGI in the proposed equity investment described below. Simultaneously with the same transaction, the Company received an additional $250,000 equity investment through its equity facility established last year with Fusion Capital Fund II, LLC. The Company believes that, after giving effect to these transactions, its cash position, together with cash expected to be generated by operations, will be sufficient to finance its operations until the funding of the equity investment by SGI described below.

In addition, as described under the heading "Subsequent Events" in note 8 to the consolidated financial statements, on May 15, 2001, the Company executed a non-binding letter of intent with SGI Graphics LLC pursuant to which SGI will, subject to certain conditions, purchase approximately 6,526,449 shares of restricted common stock of K2, representing fifty-one percent (51%) of the issued and outstanding capital stock of K2 on a fully diluted basis (after giving effect to all outstanding warrants and to options having an exercise price less than $1.75), for a total purchase price of $2,000,000. Although the Company has executed a non-binding letter of intent with SGI, such financing may not ultimately be available if SGI elects not to consummate the investment or if the conditions to the investment, which include approval of the transaction by the shareholders of the Company, are not satisfied. If all of the conditions to the equity investment are satisfied, the Company expects to complete the equity investment by SGI in the third quarter of 2001. If the Company is not able to consummate the investment by SGI or obtain other financing, the Company will not have the funds to relieve any liquidity problems, should they arise, or to finance the expansion of its business.

The Company's independent public accountants have added an explanatory paragraph to their audit opinion issued in connection with the 2000 financial statements which states that the Company's dependence on outside financing and losses since inception raise substantial doubt about its ability to continue as a going concern. The Company's independent public accountants also advised the Company that if there will be no change in the circumstances their opinion to be issued in connection with the 2001 financial statements of the Company will include an explanatory paragraph addressing the going concern uncertainty as well.

Recent Technical Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, which is effective for all quarters of the fiscal year beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. The adoption of SFAS No. 133 has no material impact on the Company's consolidated financial position, results of operations and cash flows.

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors Affecting Operating results and Market Price of Stock" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 for a discussion of the risks and uncertainties which may affect this statement.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

In January 2001, the Company issued 380,485 shares of unregistered common stock, as well as warrants to purchase an additional 297,162 shares of common stock, to Fusion Capital as a commitment fee in connection with the establishment of the Fusion Facility. Because the shares were issued as a commitment fee, the Company received no proceeds from the issuance.

In March 2001, the Company filed with the Secretary of State of the State of Delaware an amendment to the certificate of incorporation of the Company increasing the authorized capital stock of the Company to 25,000,000 shares, consisting of 24,000,000 shares of Common Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share. The increase, which was approved by the stockholders of the Company during the special meeting of stockholders held on March 14, 2001, may have a dilutive effect on the current stockholders of the Company to the extent that newly authorized shares are issued from time to time in the future.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On March 14, 2001, the Company held a special meeting of stockholders. The shareholders of the Company approved each of the proposals detailed in the Company's Notice of Special Meeting and Definitive Proxy Statement dated February 14, 2001 as follows:

- The proposal to amend the Certificate of Incorporation of the Company to increase the authorized capital stock of the Company was approved by a total of 1,952,500 votes, or 50.8% of the issued and outstanding shares of the Company, and 92.9% of all the votes cast at the meeting. A total of 136,690 votes were cast against the proposal and 12,247 shares abstained from voting.

- The proposal to issue up to 3,500,000 shares of the Company's common stock to Fusion Capital pursuant to the common stock purchase agreement entered into with Fusion Capital was approved by a total of 1,681,513 votes, or 97.7% of all the votes cast at the meeting. A total of 27,392 votes were cast against the proposal and 12,047 shares abstained from voting.

- The proposal to amend the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock issuable thereunder was approved by a total of 1,932,852 votes, or 91.9% of the votes cast at the meeting. A total of 158,638 votes were cast against the proposal and 9,947 shares abstained from voting.

Shareholders of the Company represented in person or by proxy voted a total of 2,101,437 shares, or 54.7% of the 3,843,279 issued and outstanding shares. Fusion Capital was not permitted to vote its shares in connection with the proposal authorizing the transaction with Fusion Capital.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

               3.1    Certificate of Incorporation of the Company*

               3.1(a) Amendment to Certificate of Incorporation of the Company*

               3.1(b) Amendment to Certificate of Incorporation of the Company**

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

** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     K2 DIGITAL, INC.

Date:   May 15, 2001

                                     By: /s/   LYNN FANTOM
                                         ---------------------------------
                                          Lynn Fantom
                                          Chief Executive Officer and President



                                     By: /s/   GARY BROWN
                                         ---------------------------------
                                          Gary Brown
                                          Chief Operating Officer
                                          (Principal Financial and
                                          Accounting Officer)