Form 10QSB
period 2001-06-30
K2 DIGITAL INC
filed 2001-08-20
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                              Yes /X/    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                                         OUTSTANDING AT JULY 31, 2001
-----                                                         ----------------------------
Common stock, par value $.01 per share..................                4,705,348



           Transitional Small Business Disclosure Format (check one):

                              Yes / /    No /X/

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                                    PAGE
                                                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheet - June 30, 2001 (unaudited)................................................       1

         Consolidated statements of operations - three and six months ended
         June 30, 2001 (unaudited) and June 30, 2000 (unaudited)...............................................       2

         Consolidated statements of cash flows - three and six months ended
         June 30, 2001 (unaudited) and June 30, 2000 (unaudited)...............................................       3

         Notes to consolidated financial statements............................................................       4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................................       7

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................................................      11

Item 6.  Exhibits and Reports on Form 8-K......................................................................      11

SIGNATURES.....................................................................................................      12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................................       $   164,622
   Accounts receivable, net of allowance for doubtful accounts of $50,000           283,482
   Unbilled revenue .....................................................           121,856
   Prepaid expenses and other current assets ............................           147,472
   Investment in securities available for sale ..........................            34,100
                                                                                -----------
Total current assets ....................................................           751,532
FIXED ASSETS, net .......................................................           430,196
RESTRICTED CASH .........................................................           250,000
OTHER ASSETS ............................................................             1,250
                                                                                -----------
         Total assets ...................................................       $ 1,432,978
                                                                                ===========

                             LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capital lease obligations .........................       $    23,575
   Notes payable ........................................................           250,000
   Accounts payable .....................................................           512,163
   Accrued compensation and payroll taxes ...............................           128,234
   Accrued expenses .....................................................           189,451
   Deferred revenue and customer advances ...............................           185,403
   Current portion of deferred rent credit ..............................            34,698
                                                                                -----------
Total current liabilities ...............................................         1,323,524
LONG-TERM CAPITAL LEASE OBLIGATIONS .....................................             3,326
LONG-TERM DEFERRED RENT CREDIT ..........................................           198,069
                                                                                -----------

      Total liabilities .................................................         1,524,919
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding ...................................                --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,122,765 shares issued and 4,705,348 shares outstanding ..........            51,228
   Treasury stock, 417,417 shares at cost ...............................          (819,296)
   Additional paid-in capital ...........................................         8,288,184
   Accumulated other comprehensive loss .................................        (1,403,947)
   Deferred compensation ................................................          (197,353)
   Accumulated deficit ..................................................        (6,010,757)
                                                                                -----------
Total stockholders' equity ..............................................           (91,941)
                                                                                -----------
         Total liabilities & stockholders' equity .......................       $ 1,432,978
                                                                                ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         ------------------------------        ------------------------------
                                                    JUNE 30,                              JUNE 30,

                                             2001               2000               2001               2000
                                         -----------        -----------        -----------        -----------
                                          UNAUDITED          UNAUDITED          UNAUDITED          UNAUDITED
                                         -----------        -----------        -----------        -----------
Gross revenues                           $   890,669        $ 1,641,896        $ 1,720,686        $ 3,574,906
Less: pass-through costs                      72,183           (993,560)           108,091         (1,437,722)
                                         -----------        -----------        -----------        -----------
Net revenues                                 962,852            648,336          1,828,777          2,137,184
Direct salaries and costs                    763,940            768,011          1,769,132          1,653,089
Selling, general and
administrative expenses                    1,007,755            768,458          2,083,719          1,625,559

Write off of deferred issuance and
transaction costs                            503,367                 --          1,087,819                 --

Assets impairment                            222,748                 --            222,748                 --
Depreciation                                  93,904             86,075            184,370            165,492
                                         -----------        -----------        -----------        -----------
Loss from operations before
interest and other income, net and
income taxes                             $(1,628,862)       $  (974,208)       $(3,519,011)       $(1,306,956)

Interest and other income, net                 7,430             39,504             19,900             81,139

Provision for income taxes                   (25,827)             6,750            (25,827)            10,870
                                         -----------        -----------        -----------        -----------
Net income (loss)                        $(1,595,605)       $  (941,454)       $(3,473,284)       $(1,236,687)
Net Income (loss) per share --
                                         -----------        -----------        -----------        -----------
Basic and Diluted                        $     (0.38)       $     (0.28)       $     (0.88)       $     (0.37)
Weighted average common shares
outstanding - basic and diluted            4,235,299          3,361,779          3,959,859          3,354,327




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               2001               2000
                                                            UNAUDITED          UNAUDITED
                                                           -----------        -----------
CASH FROM OPERATING ACTIVITIES:
Net Loss                                                   $(3,473,284)       $(1,236,687)
Adjustments to reconcile net loss to net cash used
     In operating activities --
Non-cash compensation expense                                  125,000            200,359
Write-off of deferred issuance and transaction costs           757,861                 --
Assets impairment                                              222,748                 --
Depreciation                                                   184,370            165,492
Changes in --
Accounts receivable, net                                     1,386,666            108,019
Prepaid expenses and other current assets                      (33,404)           (56,544)
Unbilled revenue                                               360,917             39,690
Other assets                                                        --              2,882
Accounts payable                                              (265,698)           252,720
Accrued compensation and payroll taxes                         (66,412)            56,149
Other accrued expenses                                        (349,973)           283,241
Deferred revenue                                              (116,289)                --
Deferred rent                                                  124,817                 --
                                                           -----------        -----------
Net cash used in operating activities                      $(1,142,681)       $  (184,679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Gross proceeds from sale of investment securities               94,127                 --
Purchase of equipment                                           (8,074)          (218,125)
Software development costs                                          --           (180,011)
                                                           -----------        -----------
Net cash used in investing activities                           86,053           (398,136)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                (14,356)           (14,356)
Increase in Short Term Debt                                    250,000
Equity Issuance                                                250,000
Options exercised for cash                                          --             22,500
                                                           -----------        -----------
Net cash (used in) provided by financing activities            485,644              8,144
                                                           -----------        -----------
Net decrease in cash and cash equivalents                     (570,984)          (574,671)
CASH AND CASH EQUIVALENTS, beginning of period             $   735,606        $ 2,936,918
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                   $   164,622        $ 2,362,247
                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for --
Interest                                                   $     2,060        $     1,690
Income taxes                                                        --        $     3,820




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

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2001 and the financial results for the three and six months ended June 30, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six months ended June 30, 2001 and June 30, 2000, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted loss per share:

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 ------------------                     ----------------
                                                      JUNE 30,                              JUNE 30,
                                               2001               2000               2001               2000
                                               ----               ----               ----               ----
                                             UNAUDITED          UNAUDITED          UNAUDITED          UNAUDITED
                                             ---------          ---------          ---------          ---------
Numerator: Net Loss                        ($1,595,605)       ($  941,454)       ($3,473,284)       ($1,236,687)
Denominator: Weighted average number
of common shares outstanding -
Basic and Diluted                            4,235,299          3,361,779          3,959,849          3,354,357

Net loss per share --
Basic and Diluted                               ($0.38)            ($0.28)            ($0.88)            ($0.37)

* Excludes all outstanding stock options and warrants as of June 30, 2001 and 2000, as they are antidilutive.


5.       INVESTMENT IN SECURITIES

As of June 30, 2001, the Company held 110,000 shares of common stock of 24/7 Media Inc. These shares have been classified as "investments in securities available for sale" as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No. 115, the shares are stated at fair market value on the Company's June 30, 2001 consolidated balance sheet. The unrealized holding loss is reflected as "other comprehensive loss" in the stockholders' equity section of the balance sheet.

The following disclosures are presented in accordance with SFAS No. 115:

         Equity Securities:

         Aggregate fair market value.............      $      34,100
         Gross unrealized holding loss...........      $  (1,403,947)

The Company did not sell any shares of capital stock of 24/7 Media Inc. during the quarter ended June 30, 2001.

6.       FUSION CAPITAL AGREEMENT

On December 11, 2000, the Company entered into a common stock purchase agreement (the "Fusion Facility") with Fusion Capital Fund II, LLC ("Fusion Capital"). In May 2001, the Company issued 862,069 shares of common stock under the Fusion Facility in exchange for net proceeds of $250,000. Under the Company's current financial circumstances, it does not anticipate that it will be able to make any further issuances under the facility.

7.       ASSETS IMPAIRMENT AND OTHER CHARGES

During the second quarter of 2001 the Company recorded assets impairment of $222,748. Such impairment was required to write off the remaining net book values of certain internal developed software, as management determined that no economic benefit of such software is feasible.

In addition, the Company recorded a charge of approximately $500,000 in order to write off stock issuance costs related to the Fusion Facility. Such charge was required as management determined that it would not be feasible to use such facility.

In the first quarter of 2001 the Company recorded a charge of $584,452 in order to write off proposed transaction costs due to termination of such proposed transaction.

8.        RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company believes that the provisions of FAS 141 and FAS 142 will have a material effect on its results of operations and financial position.

9.       SUBSEQUENT EVENTS

On May 15, 2001, the Company entered into a non-binding letter of intent with SGI Graphics LLC, a Delaware limited liability company ("SGI"), pursuant to which SGI plans, subject to certain conditions, to purchase approximately 6,526,449 shares of restricted common stock of K2, representing fifty-one percent (51%) of the issued and outstanding capital stock of K2 on a fully diluted basis (after giving effect to all outstanding warrants and to options having an exercise price less than $1.75), for a total purchase price of $2,000,000. Under the terms of the letter of intent, SGI would also receive warrants to purchase an additional 717,903 shares of K2 common stock. Concurrently with the execution of the letter of intent, K2 borrowed $250,000 from K2 Holdings LLC, a Delaware limited liability company and an affiliate of SGI, for working capital purposes pursuant to a short term promissory note secured by all of the assets of K2 (the "Bridge Loan"). The loan proceeds are to be credited toward the purchase price to be paid by SGI in the equity investment, if such investment is consummated. In connection with the Bridge Loan, on May 15, 2001, K2 also received an additional $250,000 equity investment through its equity facility established last year with Fusion Capital Fund II, LLC.

The consummation of the $2 million equity investment by SGI is subject to certain conditions, including the implementation of a pre-approved cost-reduction program by K2, a fairness opinion from the Company's financial advisors, the approval of the transaction by the shareholders of K2 and the execution of mutually satisfactory final documentation.

As of the date of filing of this Report, SGI and the Company have been unable to reach agreement on the terms of the equity investment, and, although neither party has terminated the letter of intent, management believes the prospects for reaching a definitive agreement that would result in the consummation of the equity investment are poor. On July 9, 2001, the Company received a notice from SGI and K2 Holdings LLC demanding repayment in full of the Bridge Loan on or before October 7, 2001 pursuant to the terms and conditions of the demand promissory note evidencing the Bridge Loan.

On March 13, 2001, the Staff of the Nasdaq Stock Market notified K2 that it had failed to demonstrate a closing bid price of at least $1.00 per share for 30 consecutive trading days and was in violation of Nasdaq Marketplace Rule 4310(c)(4). In accordance with applicable Nasdaq Marketplace rules, K2 was provided a 90-day grace period, through June 11, 2001, during which to regain compliance. On June 20, 2001, K2 requested a hearing, which effectively stayed the delisting. However, after submission of materials in support of K2's position to the Panel, the Panel decided to delist K2's common stock from the Nasdaq SmallCap Market as of the open of business on August 15, 2001.

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

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    ------------------------      ------------------------
                                                            JUNE 30,                      JUNE 30,
                                                       2001           2000           2001          2000
                                                       ----           ----           ----          ----
                                                    UNAUDITED      UNAUDITED      UNAUDITED      UNAUDITED
                                                    ---------      ---------      ---------      ---------
Net revenues                                          100.0%         100.0%         100.0%        100.0%
Direct salaries and costs                              79.3%         118.5%          96.7%         77.4%
Selling, general and administrative expenses          104.7%         118.5%         113.9%         76.1%
Write-off of deferred issuance and transaction
costs                                                  52.3%            --           59.5%           --
Assets impairment                                      23.1%            --           12.2%           --
Depreciation                                            9.8%          13.3%          10.1%          7.7%
Loss from operations before interest and
other income, net and income taxes                   (169.2%)       (150.3%)       (192.4%)       (61.2%)
Interest and other income, net                         (0.8%)          6.1%           1.1%          3.8%
Provision for income taxes                             (2.7%)          1.0%          (1.4%)         0.5%
Net loss                                             (165.7%)       (145.2%)       (189.9%)       (57.9%)



Revenues

Net revenues consist of gross revenues less pass-through expenses such as media placement costs. Net revenues for the three months ended June 30, 2001 increased by 48.5% compared to the same quarter in 2000. In the 2001 second quarter, net revenues were approximately $962,900 compared to $648,300 in the 2000 second quarter, or an increase of approximately $314,600. However, this increase in revenues was achieved despite the general economic slowdown that significantly reduced expenditures for IT and Internet professional services and delayed implementation of certain projects already underway. Furthermore, the second quarter 2000 was itself a weak quarter. Net revenues for the six months ended June 30, 2001 decreased by 14.4% compared to the same period in 2000. Net revenues for the six months ended June 30, 2001 were approximately $1,828,800 compared to approximately $2,137,200 for the six months ended June 30, 3000, or a decrease of approximately $308,400. During the three months ended June 30, 2001, the three largest net revenue-producing clients accounted for approximately 26%, 25% and 12%, respectively. During the six months ended June 30, 2001, the three largest net revenue-producing clients accounted for approximately 36%, 22% and 8%, respectively of the Company's net revenues. Accordingly, although the Company has increased its efforts to maintain and enhance client relationships, loss of major clients without comparable replacements could cause quarterly results to fluctuate and could have a material adverse effect on the Company's financial condition. See "Fluctuations in Quarterly Operating Results."

Direct Salaries and Costs

Direct salaries and costs include all direct labor costs and other direct costs related to project performance, such as independent contractors, supplies, and printing and equipment costs, less any reimbursed expenses. As a percentage of net revenues, direct salaries and costs decreased for the three months ended June 30, 2001 as compared to the same period in 2000. This was primarily due to increases in net revenues, as the actual direct costs were essentially unchanged. Direct salaries and costs decreased by approximately $4,100 to approximately $763,900 for the 2001 second quarter from approximately $768,000 for the 2000 second quarter. In the 2001 second quarter, direct salaries were the primary costs, as amounts paid to independent contractors was nil. In the 2000 second quarter, direct salaries and costs consisted primarily of approximately $655,000 paid as direct salary costs and approximately $46,000 paid as independent contractor costs. Gross profit, which is net revenues less direct salaries and costs, totaled $198,900 for the 2001 second quarter as compared to ($119,700) for the 2000 second quarter, resulting in a gross margin of 20.7% and (18.5%), respectively. The improved gross profit for the 2001 second quarter was due primarily to the increased net revenues recognized during the 2001 second quarter, compared to the second quarter 2000. Gross profit totaled approximately $59,600 for the first six months of 2001 compared to approximately $484,100 for the first six months of 2000, representing a gross profit margin of 3.3% and 22.7% respectively. The decline in gross profit margin was the result of increases in direct costs and decreased net revenues for 2001.

For the six months ended June 30, 2001 direct salaries and costs were approximately $1,769,100 compared to approximately

$1,653,100 for the six months ended June 30, 2000, and increase of 7.0%. The increase in costs were primarily related to direct labor costs incurred during the first quarter of 2001, as the second quarter costs were essentially unchanged from the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2001 and 2000 were approximately $1,007,800 and $768,500, respectively, and consisted primarily of labor costs, professional fees, occupancy costs, recruitment costs and communications costs. Selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 were approximately $2,083,700 and $1,625,600, respectively. In the 2001 second quarter and first six months, the changes in selling, general and administrative costs were primarily due to increased occupancy costs, legal and professional expenses related to merger and acquisition activity and Fusion Capital, more fully explained under the heading "Subsequent Events" in note 9 to the consolidated financial statements.

Depreciation and Amortization

Depreciation and Amortization expense was approximately $93,900 and $86,100 for the three months ended June 30, 2001 and 2000, respectively. Depreciation and Amortization expense was approximately $184,400 and $165,500 for the six months ended June 30, 2001 and 2000, respectively, and related to depreciation of equipment, furniture and fixtures, and leasehold improvements. The Company's depreciation expenses in 2001 have increased as a result of purchases of additional computer and office equipment and the amortization of certain capitalized software development costs.

Operating Loss

The operating loss for the three months ended June 30, 2001 was approximately ($1,628,900) as compared to an operating loss of approximately ($974,200) for the three months ended June 30, 2000. Contributing to the operating loss for the three months ended June 30, 2001 were increases in direct labor and selling, general and administrative costs and expenses related to merger and acquisition activities as discussed above. The operating loss for the three months ended June 30, 2001 represented an increase of approximately $654,700 or 67.2% compared to the operating loss for the three months ended June 30, 2000. Included in these costs were the write-off of certain transaction costs and asset impairment costs. The operating loss for the six months ended June 30, 2001 was approximately ($3,519,000) as compared to an operating loss of approximately ($1,307,000) for the six months ended June 30, 2000. The first quarter ending March 31, 2001 included the write-off of certain deferred transaction costs totaling approximately $584,500.

Income Taxes

For the three months ended June 30, 2001, the Company had a loss before provision for income taxes of approximately ($1,621,400). Due to the operating loss discussed above, there were no provisions for income taxes in the second quarter of 2001. The provision for income taxes for the three months ended June 30, 2000 related to minimum statutory taxes and tax refunds due.

Net Loss

Net loss for the three months ended June 30, 2001 was approximately ($1,595,600) as compared to net loss of approximately ($941,500) for the three months ended June 30, 2000. Net loss for the six months ended June 30, 2001 was approximately ($3,473,300) as compared to net loss of approximately ($1,236,700) for the six months ended June 30, 2000.

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

Liquidity and Capital Resources

The Company's cash balance of $164,622 at June 30, 2001, decreased by $570,984 or 78% compared to the $735,606 cash balance at December 31, 2000. This decrease is primarily due to lower than anticipated revenues for the period, while operating expenses were not similarly reduced.

The Company is dependent on its current cash and investment securities, together with cash generated by operations, for working capital in order to be competitive, to meet the increasing demands of service, quality and pricing and for the expansion of its business. The Company's current cash position, even when combined with cash expected to be generated by operations, will not be sufficient to finance its continued operations unless the Company is immediately able to obtain additional financing. Unless the Company is successful in negotiating and consummating a financing within the next few weeks, a liquidation or bankruptcy filing is almost certain to occur. At this time, the Company's liabilities exceed its assets, such that it is highly unlikely that shareholders will receive any value in a liquidation, and any financing is likely to be so highly dilutive as to effectively eliminate current shareholder value. Although the Company is in advanced negotiations with respect to additional financing to satisfy its critical and immediate need for working capital, such financing may not ultimately be available or may be prohibitively expensive or may not be obtained in time to meet the Company's immediate and critical need for cash.

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

Recent Technical Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company believesthat the provisions of FAS 141 and FAS 142 will have a material effect on its results of operations and financial position.

                                     PART II
                                OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

On May 15, 2001, the Company issued 862,069 shares of common stock under the Fusion Facility in exchange for net proceeds of $250,000. The proceeds of this issuance were used for general working capital purposes.

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

Date: August 20, 2001

                                        By: /s/ LYNN FANTOM
                                            ------------------------------------
                                                Lynn Fantom
                                                Chief Executive Officer and
                                                President



                                        By: /s/ GARY BROWN
                                            ------------------------------------
                                                Gary Brown
                                                Chief Operating Officer
                                                (Principal Financial and
                                                Accounting Officer)