Form 10QSB
period 2001-09-30
K2 DIGITAL INC
filed 2001-11-14
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                          Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                                   OUTSTANDING AT OCTOBER 31, 2001

Common stock, par value $.01 per share.............                    4,982,699



           Transitional Small Business Disclosure Format (check one):

                           Yes [ ] No [x]

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                                    PAGE
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheet - September 30, 2001 (unaudited)...........        1

         Consolidated statements of operations - three and nine months ended
         September 30, 2001 (unaudited) and September 30, 2000 (unaudited).....        2

         Consolidated statements of cash flows - nine months ended
         September 30, 2001 (unaudited) and September 30, 2000 (unaudited).....        3

         Notes to consolidated financial statements............................        4

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations.................................................        8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................       10

SIGNATURES ....................................................................       11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   121,658
  Accounts receivable, net of allowance for doubtful accounts of $50,000       195,744
  Prepaid expenses and other current assets                                      3,122
  Investment in securities available for sale                                   18,700
                                                                           -----------
           Total assets                                                    $   339,224
                                                                           ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                           384,287
    Accrued compensation and payroll taxes                                       5,691
    Accrued expenses                                                            16,820
     Other Current Liabilities                                                  62,099
                                                                           -----------
        Total liabilities                                                      468,897

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
        0 shares issued and outstanding                                             --
    Common Stock, $0.01 par value, 25,000,000 shares authorized;
        5,400,116 shares issued and 4,982,699 shares outstanding                54,001
    Treasury stock, 417,417 shares at cost                                    (819,296)
    Additional paid-in capital                                               8,285,409
    Accumulated other comprehensive loss                                       (91,300)
    Deferred compensation                                                     (134,854)
    Accumulated deficit                                                     (7,423,633)
                                                                           -----------
Total stockholders' equity                                                    (129,673)
                                                                           -----------
             Total liabilities & stockholders' equity                      $   339,224
                                                                           ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                                          2001            2000                 2001              2000
                                                          ----            ----                 ----              ----
                                                        UNAUDITED        UNAUDITED            UNAUDITED        UNAUDITED

General and administrative expenses                   $   156,500      $   170,000         $   469,500        $   349,390
                                                        ---------        ---------           ---------          ---------
Loss from continuing operations before                   (156,500)        (170,000)           (469,500)          (349,390)
impairment of investment in securities
Impairment of investment in securities                  1,328,047               --           1,328,047                 --
                                                        ---------        ---------           ---------          ---------
Loss from continuing operations                        (1,484,547)        (170,000)         (1,797,547)          (349,390)

Loss from discontinued operations after income
taxes                                                    (370,439)        (527,238)         (3,530,722)        (1,584,535)


Gain on disposal of discontinued operations               442,108               --             442,108                 --
                                                        ---------        ---------           ---------          ---------
Net loss                                              $(1,412,878)     $  (697,238)        $(4,886,161)       $(1,933,925)
                                                        ---------        ---------           ---------          ---------
Net loss  per share --
Basic and Diluted
Loss from continuing operations                       $     (0.30)     $     (0.05)        $     (0.42)       $     (0.10)
Loss from discontinued operations                     $     (0.08)     $     (0.16)        $     (0.83)       $     (0.47)
Gain on disposal of discontinued operations           $      0.09               --         $      0.10                 --
                                                        ---------        ---------           ---------          ---------
Net Loss                                              $     (0.29)     $     (0.21)        $     (1.15)       $     (0.57)
                                                        ---------        ---------           ---------          ---------
Weighted average common shares outstanding -
basic and diluted
                                                        4,805,547        3,379,854           4,265,953          3,364,079







  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      2001                      2000
                                                                     UNAUDITED                UNAUDITED
CASH FROM OPERATING ACTIVITIES:
Net Loss                                                           $(4,886,161)              $(1,933,925)
Adjustments to reconcile net loss to net cash used
     In operating activities --
Impairment of investment in securities                               1,328,047                        --
Non-cash compensation expense                                          187,497                   262,860
Write-off of deferred issuance and transaction costs                   757,861                        --
Assets impairment                                                      223,998                        --
Gain on disposal of discontinued operations                           (442,108)                       --
Depreciation                                                           210,640                   247,769
Changes in --
Accounts receivable, net                                             1,474,404                  (933,716)
Prepaid expenses and other current assets                                2,703                   (78,852)
Unbilled revenue                                                       482,773                    34,134
Other assets                                                                --                     2,882
Accounts payable                                                      (393,574)                  323,473
Accrued compensation and payroll taxes                                (188,955)                  (25,401)
Other accrued expenses and current liabilities                        (488,208)                  357,956
Deferred revenue and Customer Advances                                (102,251)                  577,513
Deferred rent                                                          121,926                        --
Restricted Cash                                                        250,000                   (99,289)
                                                                   -----------               -----------
Net cash used in operating activities                              $(1,461,408)              $(1,264,596)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from disposal of discontinued operations                  528,500                        --
Gross proceeds from sale of investment                                  94,127                        --
securities
Purchase of equipment                                                   (8,074)                 (292,359)
Software development costs                                                  --                  (170,996)
Advances for proposed transaction                                           --                  (185,954)
                                                                   -----------               -----------
Net cash used in investing activities                                  614,553                  (649,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                        (17,093)                  (21,534)
Equity Issuance                                                        250,000                        --
Options exercised for cash                                                  --                    26,875
                                                                   -----------               -----------
Net cash (used in) provided by financing activities                    232,907                     5,341
                                                                   -----------               -----------
Net decrease in cash and cash equivalents                          $  (613,948)              $(1,908,564)
CASH AND CASH EQUIVALENTS, beginning of period                     $   735,606               $ 2,936,918
                                                                   -----------               -----------
CASH AND CASH EQUIVALENTS, end of period                           $   121,658               $ 1,028,354
                                                                   ===========               ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for --
Interest                                                           $     7,293               $     1,495
Income taxes                                                                --               $    31,369



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ORGANIZATION AND BUSINESS

K2 Digital, Inc., a Delaware corporation ("K2" or the "Company"), is a strategic digital services company, that has historically provided consulting and development services including analysis, planning, systems design, creative and implementation.

On August 29, 2001, the Company completed the closing under an agreement (the "Purchase Agreement") with Integrated Information Systems, Inc., a Delaware corporation ("IIS") pursuant to which, among other things, IIS purchased substantially all fixed and intangible assets of the Company, including most of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of which was paid through the assumption by IIS of capital lease obligations of the Company. IIS also assumed certain deferred revenues and customer deposits.

Under the terms of the Purchase Agreement, IIS now occupies the Company's premises and has assumed the Company's office lease obligations. As part of the same transaction, IIS has also made offers of employment to substantially all of the remaining employees of the Company, all of which offers have been accepted.

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, under the terms of the Purchase Agreement, the Company is to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remains employed by IIS through December 31, 2001. This additional contingent placement fee is to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained.

Under the Purchase Agreement, the Company also received from IIS a cash fee of $50,000 in return for entering into certain non-competition provisions contained in the Purchase Agreement, which provide that the Company will not, for a period of five years, (i) engage in any business of substantially the same character as the business engaged in by the Company prior to the transaction, (ii) solicit for employment any employee of IIS (including former employees of the Company), or (iii) solicit any client or customer of IIS (including any customer transferred to IIS under the Purchase and Sale Agreement) to do business with the Company.

The aggregate consideration delivered to the Company at closing was $544,000, of which approximately $258,000 was paid directly to K2 Holding LLC, an affiliate of SGI Graphics, LLC (collectively, "SGI"), the Company's principal secured creditor, in order to release SGI's security interest in the assets of the Company.

Accordingly, the operating results relating to the discontinued operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has restated its consolidated financial statements for prior periods to conform to the current year presentation. Gain on disposal of discontinued operations includes actual gain from the disposal of the discontinued operations.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2001 and the financial results for the three and nine months ended September 30, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine months ended September 30, 2001 and September 30, 2000, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results may differ from those estimates.

3.   GOING CONCERN

The Company has incurred negative cash flows from operations and sustained net losses. Furthermore, in August 2001, the Company sold substantially all fixed and intangible assets essential to its business operations and entered into a purchase agreement containing provisions restricting the Company's ability to continue to engage in the business engaged in by the Company prior to the transaction. Accordingly, the Company's remaining operations will be limited to either the sale of the Company or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the shareholders of the Company. The Company's independent public accountants have added an explanatory paragraph to their audit opinion issued in connection with the 2000 financial statements which states that the Company's losses since inception and dependence on outside financing raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted loss per share:

                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                           SEPTEMBER 30,                               SEPTEMBER 30,
                                                      2001               2000                  2001                    2000
                                                    UNAUDITED          UNAUDITED             UNAUDITED               UNAUDITED
                                                --------------      -------------         ---------------        ---------------
Numerator:  Net Loss                            $  (1,412,878)      $    (697,238)        $  (4,886,161)         $  (1,933,925)
Denominator:  Weighted average number
of common shares outstanding -
Basic and Diluted                                   4,805,547           3,379,854             4,265,953              3,364,079

Net loss  per share --
Basic and Diluted
Loss from continuing operations                  $       (0.30)      $       (0.05)        $       (0.42)         $       (0.10)
Loss from discontinued operations                $       (0.08)      $       (0.16)        $       (0.83)         $       (0.47)
Gain on disposal of discontinued operations      $        0.09                  --         $        0.10                     --
                                                 --------------      -------------         ---------------        ---------------
                                                 $       (0.29)      $       (0.21)        $       (1.15)         $       (0.57)
Net Loss                                         -------------        ------------          --------------        ---------------






* Excludes all outstanding stock options and warrants as of September 30, 2001 and 2000, as they are antidilutive.


5.   INVESTMENT IN SECURITIES

As of September 30, 2001, the Company held 110,000 shares of common stock of 24/7 Media Inc. These shares have been classified as "investments in securities available for sale" as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No. 115, the shares are stated at fair market value on the Company's September 30, 2001 consolidated balance sheet. Management believes that the decline of $1,328,047 in value of such investment is permanent. Accordingly, such amount, which previously was reflected in "other comprehensive loss" in the stockholders' equity, is recorded in the statement of operations as impairment of investment securities. Any remaining unrealized holding loss is reflected as "other comprehensive loss" in the stockholders' equity section of the balance sheet.

The following disclosures are presented in accordance with SFAS No. 115:

     Equity Securities:

     Aggregate fair market value...............           $   18,700
     Gross unrealized holding loss.............           $  (91,300)

The Company did not sell any shares of capital stock of 24/7 Media Inc. during the quarter ended September 30, 2001.

6.   FUSION CAPITAL AGREEMENT

On December 11, 2000, the Company entered into a common stock purchase agreement (the "Fusion Facility") with Fusion Capital Fund II, LLC ("Fusion Capital"). In May 2001, the Company issued 862,069 shares of common stock under the Fusion Facility in exchange for net proceeds of $250,000. On August 14, 2001, Fusion Capital exercised a warrant to purchase an additional 297,162 shares of the Company's common stock at an exercise price of $.01 per share. After applying the net exercise provisions of the warrant, based upon the closing sale price of the Company's common stock on the Nasdaq SmallCap Market of $.15 per share on August 13, 2001, Fusion Capital received 277,351 shares of common stock upon exercise of the warrant.

As a result of the sale of assets of the Company consummated in August 2001, the Company is currently in default under the Fusion Facility. In addition, due to the Company's current financial circumstances, the Company does not anticipate that, even if the current defaults are cured, it will be able to make any further issuances under the Fusion Facility.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company believes that the provisions of FAS 141 and FAS 142 will not have a material effect on its results of operations and financial position.

8.   NASDAQ DELISTING

The Company's common stock was delisted from the Nasdaq SmallCap Market effective August 15, 2001 and currently trades in the over-the-counter market. On March 13, 2001, the Staff of the Nasdaq Stock Market notified K2 that it had failed to demonstrate a closing bid price of at least $1.00 per share for 30 consecutive trading days and was in violation of Nasdaq Marketplace Rule 4310(c)(4). In accordance with applicable Nasdaq Marketplace rules, K2 was provided a 90-day grace period, through June 11, 2001, during which to regain compliance. On June 20, 2001, K2 requested a hearing, which effectively stayed the delisting. However, after submission of materials in support of K2's position to the Panel, the Panel decided to delist K2's common stock from the Nasdaq SmallCap Market as of the open of business on August 15, 2001.

9.   RECENT EVENTS

The Board of Directors of the Company has determined that, subject to shareholder approval, the best course of action for the Company is to complete a business combination with a third party with an existing business. Accordingly, on September 20, 2001 the Company signed a non-binding Letter of Intent with First Step Distribution Network, Inc. ("First Step") detailing the general terms and conditions for a business combination between the Company and First Step pursuant to which the Company will exchange newly issued shares of its common stock for all of the issued and outstanding securities of First Step. Definitive agreements, subject to the approval of the Board of Directors of each of First Step and K2 and subject to the approval of the shareholders of K2, are being prepared on the following general terms and conditions. If the proposed combination is completed, it is anticipated that the shareholders of First Step will thereby acquire substantially the majority of the issued and outstanding voting common stock in the surviving entity. The transaction is subject to the prior approval of the shareholders of the Company. There can be no assurance that the proposed transaction, or any other business combination, will be completed.

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

Sale of Assets and Discontinued Operations

On August 29, 2001, the Company completed the closing under an agreement (the "Purchase Agreement") with Integrated Information Systems, Inc., a Delaware corporation ("IIS") pursuant to which, among other things, IIS purchased substantially all fixed and intangible assets of the Company, including most of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of which was paid through the assumption by IIS of capital lease obligations of the Company. IIS also assumed certain deferred revenues and customer deposits.

Under the terms of the Purchase Agreement, IIS now occupies the Company's premises and has assumed the Company's office lease obligations. As part of the same transaction, IIS has also made offers of employment to substantially all of the remaining employees of the Company, all of which offers have been accepted.

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, under the terms of the Purchase Agreement, the Company is to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remains employed by IIS through December 31, 2001. This additional contingent placement fee is to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained.

Under the Purchase Agreement, the Company also received from IIS a cash fee of $50,000 in return for entering into certain non-competition provisions contained in the Purchase Agreement, which provide that the Company will not, for a period of five years, (i) engage in any business of substantially the same character as the business engaged in by the Company prior to the transaction, (ii) solicit for employment any employee of IIS (including former employees of the Company), or (iii) solicit any client or customer of IIS (including any customer transferred to IIS under the Purchase and Sale Agreement) to do business with the Company.

The aggregate consideration delivered to the Company at closing was $544,000, of which approximately $258,000 was paid directly to K2 Holding LLC, an affiliate of SGI Graphics, LLC (collectively, "SGI"), the Company's principal secured creditor, in order to release SGI's security interest in the assets of the Company.

Accordingly, the operating results relating to the discontinued operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has restated its consolidated financial statements for prior periods to conform to the current year presentation. Gain on disposal of discontinued operations includes actual gain from the disposal of the discontinued operations.

Continuing Operations, Liquidity and Resources

Subsequent to the sale of assets to IIS, the Company has been in the process of liquidating assets, collecting accounts receivable and paying creditors. The Company does not have any ongoing operations or revenue sources beyond those assets not purchased by IIS. The proceeds from the sale of assets plus certain additional contingent payments from IIS, together with assets not sold to IIS are expected to be sufficient to repay substantially all of the liabilities of the Company. The Company has entered into negotiations with certain creditors to settle specific obligations for amounts less than reflected in the financial statements reported herein. If these negotiations are unsuccessful, there will not be sufficient cash to repay all of the obligations of the Company. General and administrative expenses for continuing operations represent costs associated with maintaining the public entity.

During the quarter ended September 30, 2001, the Company recorded an impairment of investment securities of $1,328,047 in the statement of operations. Such amount, which previously was reflected in "other comprehensive loss" in the stockholders' equity, has been charged to operations, as management believes that the decline of $1,328,047 in value of such investment is permanent.

The Board of Directors of the Company has determined that, subject to shareholder approval, the best course of action for the Company is to complete a business combination with a third party with an existing business. Accordingly, on September 20, 2001 the Company signed a non-binding letter of intent with First Step Distribution Network, Inc. ("First Step") detailing the general terms and conditions for a business combination between the Company and First Step pursuant to which the Company will exchange newly issued shares of its common stock for all of the issued and outstanding securities of First Step. Definitive agreements, subject to the approval of the Board of Directors of each of First Step and K2 and subject to the approval of the shareholders of K2, are being prepared on the following general terms and conditions. If the proposed combination is completed, it is anticipated that the shareholders of First Step will thereby acquire the majority of the issued and outstanding voting common stock in the surviving entity. The transaction is subject to the prior approval of the shareholders of the Company. There can be no assurance that the proposed transaction, or any other business combination, will be completed.

Recent Technical Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company believes that the provisions of FAS 141 and FAS 142 will not have a material effect on its results of operations and financial position.

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

                 3.1(a) Amendment to Certificate of Incorporation of the Company*

                 3.1(b) Amendment to Certificate of Incorporation of the Company**

                 3.2       By-laws of the Company*

                 3.2(b)    Amendment to By-laws of the Company*

                 4.1       Common Stock Certificate*

                 4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

* Incorporated by reference from the Registrant's Registration Statement on Form SB-2, No. 333-4319.
** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000.

(b)  Reports on Form 8-K:

The Company filed one Current Report on Form 8-K during the period covered by this Report. The Form 8-K, dated August 30, 2001, reported that, on August 29, 2001, the Company consummated the closing of an asset sale transaction with Integrated Information Systems, Inc., a Delaware corporation ("IIS") pursuant to which, among other things, IIS purchased certain fixed and intangible assets of the Company, including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of which was paid through the assumption by IIS of capital lease obligations of the Company. The related Master Transaction Agreement dated as of August 20, 2001 between the Company and IIS and a press release dated August 30, 2001 of the Company were included as exhibits to the Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         K2 DIGITAL, INC.

Date:       November 13, 2001



                                         By: /s/   GARY BROWN
                                             -----------------------------------
                                                  Gary Brown
                                                  Chief Operating Officer
                                                  (Principal Financial and
                                                  Accounting Officer)