Form 10KSB
period 2001-12-31
K2 DIGITAL INC
filed 2002-04-16
CIK 1009624

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-11873

K2 DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3886065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Broad Street, New York, NY 10004
(Address of principal executive offices, including zip code)

Issuer’s telephone number: (212) 785-9402

Securities registered pursuant to Section 12(b) of the Exchange Act:

None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year:                $1,997,106

As of April 15, 2002, there were 4,982,699 shares (not including treasury shares) of the Company’s common stock outstanding.  Based on the closing sales price of the Company’s common stock on April 10, 2002 of $0.05 per share, the approximate aggregate market value of the Company’s common stock held by non-affiliates was $249,135.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference to the Company’s Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).

Transitional Small Business Disclosure Format (check one):

Yes   ☐               No ☒

EXPLANATORY NOTE

The financial statements included in this annual report on Form 10-KSB are unaudited and have not been reviewed in any manner by any independent public accountant.   Historically, K2 Digital, Inc.’s (the “Company”) financial statements have been audited by Arthur Andersen LLP (“Andersen”). On April 10, 2002, the Board of Directors of the Company made a determination not to engage Andersen, as its independent public accountants and resolved to appoint Rothstein, Kass & Company, P.C. (“Rothstein”) as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001.

On March 18, 2002, the Securities and Exchange Commission issued a release adopting certain temporary and final rules intended to assure a continuing and orderly flow of information to investors and the U.S. capital markets and to minimize any potential disruptions that might otherwise occur as a result of the indictment of Andersen.

In the release, the Commission adopted rules pursuant to which the Commission will accept filings that include unaudited financial statements from any Andersen client that is unable to obtain from Andersen (or elects not to have Andersen issue) a manually signed audit report and is therefore unable to provide timely audited financial statements.  The rules adopted by the Commission require that any Andersen client electing this alternative will generally be required to amend their filings within 60 days to include audited financial statements.

In accordance with these rules, the Company intends to amend this report on Form 10-KSB no later than May 31, 2002 in order to file the audited financial statements of the Company for the fiscal year ended December 31, 2001, any required selected financial data, a discussion of any material changes from the unaudited financial statements and any other sections of the Company’s annual report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that should be amended to reflect any changes in the financial statements.

The Business section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results and Market Price of Stock” commencing on page 7.

PART I

ITEM 1.                  Description of Business

History

K2 Digital, Inc. (the “Company” or “K2”) was founded in 1993 as a general partnership and initially operated a traditional graphic design business. In August 1994, the Company shifted its principal business to Web site design and creation.  Thereafter, the Company incorporated as a Delaware corporation.  After the Company’s initial public offering on July 26, 1996, the Company began to develop its business as a full-service digital professional services company.  The Company has historically provided consulting and development services including analysis, planning, systems design, creative and implementation.  In November 2000, the Company changed its name from K2 Design, Inc. to K2 Digital, Inc.  As discussed below, the Company effectively ceased its operations in August 2001.

The Company’s offices are located at 30 Broad Street, New York, New York 10004 and its telephone number is (212) 785-9402.

Discontinued Operations

Disposition of Assets

On May 15, 2001, the Company entered into a non-binding letter of intent with SGI Graphics LLC, a Delaware limited liability company (“SGI”) pursuant to which SGI expressed its interest in purchasing shares of restricted common stock of the Company that would have represented fifty-one percent (51%) of the issued and outstanding capital stock of the Company on a fully diluted basis.  Concurrently with the execution of the letter of intent, the Company borrowed $250,000 from an affiliate of SGI, for working capital purposes pursuant to a promissory note secured by a first priority security interest in all of the assets of the Company.  The Company and SGI were ultimately not able to agree on the definitive terms of the transaction and, in July 2001, the Company and SGI terminated negotiations and the letter of intent.

On August 29, 2001, the Company sold certain of its fixed and intangible assets to Integrated Information Systems, Inc., a Delaware corporation (“IIS”), including certain of the Company’s customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS.

Under the terms of the purchase agreement governing the transaction (the “Purchase Agreement”), IIS assumed the Company’s office lease obligations, took up occupancy in the Company’s premises and made offers of employment to substantially all of the remaining employees of the Company, which offers have been accepted.

In addition to the purchase price and as consideration of the Company’s release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained.  As of December 31, 2001, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remained unpaid by IIS.

Under the Purchase Agreement, the Company also received from IIS a cash fee of $50,000 in return for entering into certain noncompetition provisions contained in the Purchase Agreement, which provide that the Company will not, for a period of five years, (i) engage in any business of substantially the same character as the business engaged in by the Company prior to the transaction, (ii) solicit for employment any employee of IIS (including former employees of the Company), or (iii) solicit any client or customer of IIS (including any customer transferred to IIS under the Purchase Agreement) to do business with the Company.

Accordingly, the aggregate cash consideration delivered to the Company at closing was $544,000, of which approximately $258,000 was paid directly to K2 Holdings LLC, an affiliate of SGI, the Company’s principal secured creditor, in order to release SGI’s security interest in the assets of the Company.

Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors.  The Company does not have any ongoing business operations or any remaining revenue sources beyond those few remaining receivables not purchased by IIS and not yet collected by the Company.  Accordingly, the Company’s remaining operations will be limited to either the sale of the Company or the winding up of the Company’s remaining business and operations, subject, in either case, to the approval of the stockholders of the Company.  The proceeds from the sale of assets plus the additional payment due from IIS (collection of which is uncertain), together with assets not sold to IIS may not be sufficient to repay substantially all remaining liabilities of the Company.  The Company has entered into negotiations with certain creditors to settle specific obligations for amounts less than reflected in the financial statements reported herein.  If these negotiations are unsuccessful, there will not be sufficient cash to repay all of the obligations of the Company.

Agreement and Plan of Merger

The Board of Directors of the Company has determined that, subject to stockholder approval of certain actions as described below, the best course of action for the Company is to complete a business combination with a third party with an existing business.  Accordingly, from September 2001 through January 15, 2002, the Company was involved in structuring and negotiating the general terms and conditions of a business combination transaction between the Company and First Step Distribution Network, Inc., a California corporation (“First Step”) pursuant to which the Company plans to exchange newly issued shares of its common stock for all of the issued and outstanding securities of First Step.  On January 15, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among First Step and its shareholders (the “First Step Shareholders”) and First Step Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”). Under the terms of the Merger Agreement, the Company intends to acquire First Step by means of a triangular merger (the “Merger”), pursuant to which the Merger Sub will merge with and into First Step in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

The First Step Shareholders will exchange their respective shares of common stock, par value $.0001 per share, of First Step (the “First Step Common Stock”) for shares of common stock, par value $.01 per share of the Company’s common stock. Each share of First Step Common Stock will be converted into the right to receive 16.609 shares of Company’s common stock. Pursuant to the Merger Agreement, the aggregate number of shares of the Company’s common stock issuable to the First Step Shareholders by virtue of the Merger as of the date of the Merger Agreement will equal approximately ninety percent (90%) of the Company’s issued and outstanding common stock on a fully-diluted basis.

After the effective date of the Merger, the Merger Sub will cease its separate legal existence and First Step will continue as the surviving corporation. As a condition to the Merger, the Company is required to implement a 3 for 1 reverse split (the “Reverse Stock Split”) of the Company’s common stock, thereby reducing its outstanding shares of common stock from 4,982,699 shares to approximately 1,660,900 shares. In the Reverse Stock Split, fractional shares will be rounded up to the nearest whole share. The implementation of the Reverse Stock Split is subject to the approval of the stockholders of the Company. The Board of Directors of the Company has approved the Reverse Stock Split and intends to submit the Reverse Stock Split to the stockholders of the Company for their approval.

Upon consummation of the transactions contemplated by the Merger Agreement and the Reverse Stock Split, the Company’s current stockholders will experience immediate and severe dilution and will own an aggregate of approximately 1,660,900 shares of Company’s common stock, or approximately 10% of the outstanding voting securities of the Company on a fully diluted basis. The First Step Shareholders will own an aggregate of 14,948,100 or approximately 90% of the outstanding voting securities of the Company on a fully-diluted basis.

The Merger Agreement contains a provision for termination of the Merger Agreement by either the Company or First Step if the Merger is not consummated by April 30, 2002.  On April 8, 2002, the Company and First Step entered into a side letter under which the Company agreed to waive its right to terminate the Merger Agreement until June 30, 2002; provided that First Step has delivered to the Company a true and correct copy of First Step’s financial statements (as described in the Merger Agreement) on or before May 8, 2002.

There can be no assurance that the Merger will in fact be consummated, or that the shares of the Company's common stock will have any value following the Merger.

Government Regulation

Having effectively ceased operations in August 2001, the Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.  Web site developers such as the Company face potential liability for the actions of clients and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions.  Any imposition of liability from the Company’s prior operations could have a material adverse effect on the Company.

Employees

As a result of the transaction entered into with IIS in August 2001 and the fact that the Company has effectively ceased operations, at December 31, 2001, the Company had only one full time employee, Gary Brown, the Company’s current President, Chief Operating Officer, Chief Financial Officer and Secretary.  Since August 2001, Mr. Brown’s employment with the Company has been limited to structuring and negotiating the transactions contemplated by the Merger Agreement and the Reverse Stock Split, as well as liquidating assets, collecting accounts receivable and paying creditors.  Since December 31, 2001, Mr. Brown has taken no salary.

ITEM 2.                  Description of Property

Under the terms of the Purchase Agreement, IIS now occupies the Company’s premises and has assumed the Company’s office lease obligations.  Pursuant to an arrangement with IIS and the landlord for its premises at 30 Broad Street, New York, New York, the Company continues to occupy a small office space in the premises now occupied by IIS.

ITEM 3.                  Legal Proceedings

The Company is not a party to any material pending legal proceedings as of the date hereof.

ITEM 4.                  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

PART II

ITEM 5.                  Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock was delisted from the Nasdaq SmallCap Market (“NASDAQ”) effective August 15, 2001 and currently trades in the over-the-counter market under the symbol “KTWO.OB.”  Prior to its delisting, the Company’s common stock was traded on NASDAQ under the symbol “KTWO.” The following table sets forth, for the periods indicated, the range of high and low price quotes of the Company’s common stock as reported by the over-the-counter bulletin board (for periods subsequent to the delisting) and NASDAQ (for periods prior to the delisting) from the quarter ended March 31, 2000 through December 31, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
March 31, 2000	$10.50	$5.13
June 30, 2000	$6.94	$4.13
September 30, 2000	$6.75	$3.06
December 31, 2000	$4.25	$0.44
March 31, 2001	$1.06	$0.28
June 30, 2001	$0.46	$0.26
September 30, 2001	$0.29	$0.02
December 31, 2001	$0.05	$0.02

The approximate number of record holders of the Company’s common stock at December 31, 2001 was 26, not including beneficial owners whose shares are held by banks, brokers and other nominees.

There were no repurchases by the Company of its common stock on the open market or from any of its shareholders in fiscal year 2000 or 2001. At December 31, 2001, the Company held a total of 417,417 shares of treasury stock at a cost of  $819,296.

On December 11, 2000, the Company entered into a common stock purchase agreement (the “Fusion Facility”) with Fusion Capital Fund II, LLC (“Fusion Capital”), a Chicago-based institutional investor.  On January 26, 2001, the Company issued to Fusion Capital, as a commitment fee for the Fusion Facility, 380,485 shares of common stock, as well as warrants to purchase 297,162 shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. In May 2001, the Company issued 862,069 shares of common stock under the Fusion Facility to an officer of the Company, in exchange for net proceeds of $250,000.  On August 14, 2001, Fusion Capital exercised a warrant to purchase an additional 297,162 shares of the Company’s common stock at an exercise price of $.01 per share. After applying the net exercise provisions of the warrant, based upon the closing sale price of the Company’s common stock of $0.15 per share on August 13, 2001, Fusion Capital received 277,351 shares of common stock upon exercise of the warrant. The shares of common stock and warrants issued to Fusion Capital were sold pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended, as an offering not involving any public offering. Because the common stock and warrants were issued to Fusion Capital as a commitment fee under the Fusion Facility, no proceeds were received by the Company upon issuance of such common stock and warrants.

The Company has not paid any dividends. The Company does not expect to pay cash dividends on its common stock in the foreseeable future.  Declaration of dividends in the future will remain within the discretion of the Company’s Board of Directors.

ITEM 6.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report.  By amendment to this report, the Company intends to file audited financial statements with the Commission no later than May 31, 2002 and the following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations will accordingly be amended. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results and Market Price of Stock” commencing on page 7.

Overview

Founded in 1993, the Company is a digital professional services company that, until August 2001, has historically provided consulting and development services, including analysis, planning, systems design, creative and implementation.  In August 2001, the Company effectively ceased operations as described below.

Results of Operations

Sale of Assets and Discontinued Operations

On August 29, 2001, the Company sold certain fixed and intangible assets of the Company to IIS, including certain of the Company’s customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS.

Under the terms of the Purchase Agreement, IIS assumed the Company’s office lease obligations, took up occupancy in the Company’s premises and made offers of employment to substantially all of the remaining employees of the Company, which offers have been accepted.

In addition to the purchase price and as consideration of the Company’s release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of December 31, 2001, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. Collection of the amounts due are uncertain.

Under the Purchase Agreement, the Company also received from IIS a cash fee of $50,000 in return for entering into certain noncompetition provisions contained in the Purchase Agreement, which provide that the Company will not, for a period of five years, (i) engage in any business of substantially the same character as the business engaged in by the Company prior to the transaction, (ii) solicit for employment any employee of IIS (including former employees of the Company), or (iii) solicit any client or customer of IIS (including any customer transferred to IIS under the Purchase  Agreement) to do business with the Company.

Accordingly, the aggregate cash consideration delivered to the Company at closing was $544,000, of which approximately $258,000 was paid directly to K2 Holdings LLC, an affiliate of SGI, the Company’s principal secured creditor, in order to release SGI’s security interest in the assets of the Company.

Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors.  The Company does not have any ongoing business operations or any remaining revenue sources beyond those few remaining receivables not purchased by IIS and not yet collected by the Company.  Accordingly, the Company’s remaining operations will be limited to either the sale of the Company or the winding up of the

Company’s remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The proceeds from the sale of assets plus the additional payment due from IIS (collection of which is uncertain), together with assets not sold to IIS may not be sufficient to repay substantially all remaining liabilities of the Company.  The Company has entered into negotiations with certain creditors to settle specific obligations for amounts less than reflected in the financial statements reported herein.  If these negotiations are unsuccessful, there will not be sufficient cash to repay all of the obligations of the Company.

General

Revenues are recognized on a percentage-of-completion basis. Provisions for any estimated losses on incomplete projects are made in the period in which such losses are determinable. A portion of the Company’s revenues has been generated on a fixed fee or cap fee basis, as well as on an hourly bill rate basis.

Revenues

Net revenue represents gross revenue minus media pass through costs and reimbursable expenses. Net revenue for the year ended December 31, 2001 was $1,997,106 which was realized during the first seven months of  2001 prior to the sale of assets to IIS and termination of the Company’s operations effective August 2001.  The Company had net revenues of $5,162,000 for the full year ended December 31, 2000.

Selected Quarterly Operating Results (Unaudited)

The following table presents unaudited quarterly financial information for the period from January 1, 2000 to June 30, 2001. The information has been derived from the Company’s unaudited consolidated financial statements appearing elsewhere in this report. The Company intends to amend this report on Form 10-KSB no later than May 31, 2002 in order to file the audited financial statements of the Company for the fiscal year ended December 31, 2001, any required selected financial data, a discussion of any material changes from the unaudited financial statements and any other sections of the Company’s annual report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that should be amended to reflect any changes in the financial statements. These results are not indicative of results for any future period.

	2000				2001
	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun
Net Revenues	$1,488,848	$648,336	$1,115,029	$1,909,999	$865,925	$962,852

Direct salaries and costs	885,078	768,011	869,090	822,611	1,005,192	763,940
Selling, general and administrative expenses	857,100	768,458	894,699	1,020,977	1,075,964	1,007,755
Write-off of deferred issuance costs	—	—	—	—	584,452	503,367
Assets Impairment	—	—	—	—	—	222,748
Depreciation and Amortization	79,417	86,075	82,277	84,512	90,466	93,904
Loss from operations before interest , Other Income (Expenses), net & income taxes	(332,747)	(974,208)	(731,037)	(18,101)	(1,890,149)	(1,628,862)

Interest and Other Income (Expenses), net	41,634	39,504	54,298	(2,641)	12,470	7,430
Provision (Benefit) for income taxes	4,120	6,750	20,498	(29,123)	—	(25,827)
Net Income (Loss)	$(295,233)	$(941,454)	$(697,237)	$8,381	$(1,877,679)	$(1,595,605)

Continuing Operations, Liquidity and Capital Resources

Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors.  The Company does not have any ongoing business operations or revenue sources beyond those assets not purchased by IIS.  Accordingly, the Company’s remaining operations will be limited to either the sale of the Company or the winding up of the Company’s remaining business and operations, subject, in either case, to the approval of the stockholders of the Company.  The proceeds from the sale of assets plus the additional contingent payments from IIS, together with assets not sold to IIS may not be sufficient to repay substantially all of the liabilities of the Company.  The Company has entered into negotiations with certain creditors to settle specific obligations for amounts less than reflected in the financial statements reported herein.  If these negotiations are unsuccessful, there will not be sufficient cash to repay all of the obligations of the Company.

The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with a third party with an existing business. On January 15, 2002, the Company entered into the Merger Agreement described above.  Under the terms of the Merger Agreement, the Company intends to acquire First Step by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into First Step in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

As a condition to the Merger, the Company is required to implement the Reverse Stock Split described above.  The implementation of the Reverse Stock Split is subject to the approval of the stockholders of the Company. The Board of Directors of the Company has approved the Reverse Stock Split and will submit the Reverse Stock Split to the stockholders of the Company for their approval.

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company’s remaining assets will not be sufficient to meet its ongoing liabilities and the Company’s remaining operations will be wound up subject to the approval of the stockholders of the Company.  The anticipated closing date for the Merger has been postponed due to delays in First Step’s ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company’s proxy statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the second quarter of 2002, subject to the requisite stockholder approval.

The Company’s cash balance of $5,380 at December 31, 2001, decreased by $730,226 or 99% compared to the $735,606 cash balance at December 31, 2000. This decrease is primarily due to the fact that the Company effectively ceased its operations as of  August 1, 2001.

Factors Affecting Operating Results and Market Price of Stock

The Company has effectively discontinued its operations.

In August 2001, the Company sold certain fixed and intangible assets essential to its business operations and entered into a purchase agreement containing provisions restricting the Company’s ability to continue to engage in the business engaged in by the Company prior to the transaction.  Accordingly, the Company’s remaining operations have been limited to liquidating assets, collecting accounts receivable, paying creditors, and negotiating and structuring the transactions contemplated by the Merger Agreement or the winding up of the Company’s remaining business and operations, subject, in either case, to the approval of the stockholders of the Company.

The transactions contemplated by the Merger Agreement may never be consummated.

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company’s remaining assets will not be sufficient to meet its ongoing liabilities and the Company’s remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step’s ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company’s proxy statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the second quarter of 2002, subject to the requisite stockholder approval.  Although First Step has assured the Company that First Step remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

The financial statements included in this report are unaudited.

The financial statements included in this annual report on Form 10-KSB are unaudited and have not been reviewed in any manner by any independent public accountant.  Historically, the Company’s financial statements have been audited by Arthur Andersen LLP (“Andersen”). On April 10, 2002, the Board of Directors of the Company made a determination not to engage Andersen, as its independent public accountants and resolved to appoint Rothstein, Kass & Company, P.C. (“Rothstein”) as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001. Rothstein also serves as the independent auditors for First Step.

In accordance with rules recently adopted by the Securities and Exchange Commission, the Company intends to amend this report on Form 10-KSB no later than May 31, 2002 in order to file the audited financial statements of the Company for the fiscal year ended December 31, 2001, any required selected financial data, a discussion of any material changes from the unaudited financial statements and any other sections of the Company’s annual report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that should be amended to reflect any changes in the financial statements. When complete, the audited financial statements of the Company may contain material differences from the unaudited financial statements included in this report.

The Company’s stock has been delisted  from the Nasdaq SmallCap Market

The Company’s common stock was delisted from the Nasdaq SmallCap Market effective August 15, 2001 and currently trades in the over-the-counter market.  On March 13, 2001, the Staff of the Nasdaq Stock Market notified the Company that it had failed to demonstrate a closing bid price of at least $1.00 per share for 30 consecutive trading days and was in violation of Nasdaq Marketplace Rule 4310(c)(4).  In accordance with applicable Nasdaq Marketplace rules, the Company was provided a 90-day grace period, through June 11, 2001, during which to regain compliance.  On June 20, 2001, the Company requested a hearing, which effectively stayed the delisting.  However, after submission of materials in support of the Company’s position to the Panel, the Panel decided to delist the Company’s common stock from the Nasdaq SmallCap Market as of the open of business on August 15, 2001. The delisting of the Company’s common stock from The Nasdaq SmallCap Market is likely to materially and adversely decrease the already limited liquidity and market price of the common stock, and may increase both volatility and the “spread” between bid and asked prices of the common stock.

ITEM 7.                  Financial Statements and Supplementary Data

See Item 13(a)(1) in Part IV.

The financial statements included in this annual report on Form 10-KSB are unaudited and have not been reviewed in any manner by any independent public accountant.  As described above, in accordance with newly established rules of the Securities and Exchange Commission, the Company intends to amend this report on Form 10-KSB no later than May 31, 2002 in order to file the audited financial statements of the Company for the fiscal year ended December 31, 2001, any required selected financial data, a discussion of any material changes from the unaudited financial statements and any other sections of the Company’s annual report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that should be amended to reflect any changes in the financial statements.

ITEM 8.                                                     Changes in and Disagreements on Accounting and Financial Disclosure

As discussed above, on April 10, 2002, the Board of Directors of the Company made a determination not to engage Andersen, as its independent public accountants and resolved to appoint Rothstein, as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001.

During the two most recent fiscal years, and through April 10, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

Andersen added an explanatory paragraph to their audit opinion issued in connection with the Company’s financial statements for the fiscal year ended December 31, 2000 which states that the Company’s losses since inception and dependence on outside financing raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements for the fiscal year ended December 31, 2000 did not include any adjustments that might result from the outcome of that uncertainty.  With the exception of the foregoing, the audit reports of Andersen on the consolidated financial statements of the Company as of and for each of the two fiscal years ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-B occurred within the two most recent fiscal years and through April 10, 2002.

The Company provided Andersen with a copy of the above disclosures. A letter dated April 10, 2002, from Andersen stating its agreement with our statements is listed under Item 13(a)(2) in Part IV as Exhibit 16.1 and is incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2002.

During the two most recent fiscal years ended December 31, 2001, and the subsequent interim period through April 10, 2002, the Company did not consult with Rothstein regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

PART III

ITEM 9.                                                     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors of the Company

Since December 31, 2000, three directors have tendered their resignations from the Company’s Board of Directors.  P. Scott Munro resigned effective June 2001, Lynn Fantom resigned effective November 6, 2001 and Dr. Steven N. Goldstein resigned effective March 31, 2002.  Set forth below are the current directors of the Company.

Matthew G. de Ganon, age 39, has been a director since he joined the Company in July 1995.  Mr. de Ganon resigned from his position as an executive officer of the Company effective August 1, 2001.  From that time until April 2002, Mr. de Ganon was employed by Integrated Information Systems, Inc., which purchased certain assets of the Company in August 2001.  He was President of the Company from June 1996 to November 1998 and was also the Chief Operating Officer of the Company from July 1995 to November 1997.  For the two years prior to joining the Company, Mr. de Ganon operated a business that created CD-ROM products and offered consulting services regarding the use of electronic delivery to publishers of newsletters and directories.  Mr. de Ganon is co-author of the essay, “Overcoming Future Shock on the Superhighway: Suggestions for Providers and Technocrats,” published and presented in the 1994 National Online Conference Proceedings.  From August 1992 to July 1993, Mr. de Ganon was the Vice President of New Media of Superior Computer Systems, Inc., a software developer.  Mr. de Ganon’s work focused on UNIX-based 4GL accounting software customization for corporate clients.  From May 1991 to July 1992, Mr. de Ganon was involved in casting administration for the Motion Picture Group of Universal Studios, Inc. He was a franchised theatrical agent with the Stone Manners Agency in Los Angeles, California from August 1987 to May 1991.

Douglas E. Cleek, age 39, who co-founded the Company in 1993, has been a director of the Company since it was reorganized as a corporation in January 1995. From January 1995 until August 2001, Mr. Cleek served as the Company’s Executive Vice President—Chief Creative Officer.  From 1993 until 1995, Mr. Cleek was a general partner of the Company. For more than five years prior to that, Mr. Cleek was an art director for William Allen & Co. and its successor, A.J. Bart & Sons, specializing in graphic promotional materials for the hospitality industry.

Gary W. Brown, age 49, has been a director of the Company since February 2000 and joined the Company in April 2000 as Executive Vice President and Chief Operating Officer. Since August 31, 2001, Mr. Brown has served as President, Secretary, Chief Financial Officer and Chief Operating Officer of the Company.  Since November 14, 2001, Mr. Brown has served as Vice President and Managing Director of the Risk Management Division of Canadian Imperial Bank of Commerce (CIBC World Markets).  Prior to that, Mr. Brown was employed from July 1980 through June 1999 in various management roles with UBS AG, the successor organization to Union Bank of Switzerland, including the role of New York Branch Manager. There he served as Division Head for Structured Finance, one of UBS’s six operating divisions in the Americas prior to the merger of UBS with Swiss Bank Corporation in 1998. Post-merger, Mr. Brown was designated Chief Credit Officer-Americas for UBS’s investment banking division, Warburg, Dillon Read, where he was responsible for capital commitments of the firm. Mr. Brown held various business development and risk management positions throughout his 19-year career at UBS. He also served as President of the New York Chapter of Robert Morris Associates, the trade association for the financial services risk management industry, and as an ex-officio member of the RMA National Board. Since 1991, he has served on the Board of Directors of Sefar Americas, a subsidiary of Sefar AG, a manufacturer of Swiss synthetic fabrics. Prior to joining UBS in 1980, Mr. Brown was employed from June 1976 through June 1980 with The Chase Manhattan Bank, having served in various business development functions. Mr. Brown received a Bachelor of Science degree in Business Administration from Oral Roberts University in May 1976.

David R. Sklaver, age 50, has been a director of the Company since 1999. Since October 2001, Mr. Sklaver has been President and Chief Executive Officer of UPOC, Inc., a marketing company.  From June 1997 to October 2001, Mr. Sklaver was a General Partner and Chief Executive Officer of Artustry Partnership, a strategic and creative marketing company, of which he was a founder.  Since October 1995, Mr. Sklaver has also served as President of Phase 2, Inc.  From 1993 to 1995, Mr. Sklaver served as President of Wells Rich Greene DDB, an advertising agency handling Fortune 500 clients. Prior to being promoted to President, Mr. Sklaver served as

Executive Vice President, Director of Client Services of Wells Rich Greene from 1989 to 1993. From 1986 to 1988, Mr. Sklaver was Executive Vice President, Account Group Head, at advertising agency BBD Needham, New York. From 1984 to 1985, Mr. Sklaver was Managing Director of DDB’s Sydney office. From 1978 to 1984, he served in Account Management at DDB New York. Prior to 1978, Mr. Sklaver held positions at Foote, Cone & Belding Advertising and Standard Brands, both advertising agencies.

Filing Requirements

The Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2001.

ITEM 10.                                            Executive Compensation

Director Fees

Directors who are employees of the Company receive no additional compensation for their service as directors. Directors not so employed are entitled to receive $25,000 in compensation annually and are entitled to be reimbursed for expenses incurred in connection with meeting attendance. In addition, each of the Company’s non-employee Directors are granted options to acquire 5,000 shares of the Company’s common stock upon their election or reelection to the Board.

Advisor Fees

All nonemployees serving as members of the Company’s Board of Advisors receive options to purchase up to 5,000 shares of the Company’s common stock upon their election to the Board of Advisors. There are two members of the Board of Advisors.

Executive Compensation

The following table sets forth, for the last three completed fiscal years, the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer, and those other executive officers (the “Named Executives”) who served in executive capacities during fiscal 2001 and had aggregate compensation in excess of $100,000.  Except for Mr. Brown, each of the Named Executives has resigned his or her position as an officer of the Company, effective August 2001.

	Annual Compensation(1)				Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Awards		Option Awards
Lynn Fantom, Chief Executive Officer and President (2)	2001 2000 1999	144,173 250,000 250,000		— — —	— — —		200,000 — —

Matthew G. de Ganon, Executive Officer and Chairman of the Board (2)	2001 2000 1999	164,231 228,392 175,613		— — 25,000	— — —		— — —

Douglas E. Cleek, Executive Vice President— Chief Creative Officer (2)	2001 2000 1999	115,837 182,423 166,794		— — 25,000	— — —		— — —

Gary W. Brown, President, Chief Operating Officer, Secretary and Chief Financial Officer (3)	2001 2000	192,539 151,442	(4)	— —	— 100,000	(5)	100,000 268,000

(1)           The value of perquisites and other personal benefits does not exceed 10% of the officer’s salary.

(2)           Resigned as an officer of the Company effective August 1, 2001.

(3)           Joined the Company in April 2000 and remains as an officer and director.

(4)           Mr. Brown accepted compensation less than provided for in his employment agreement during 2001, and has received no salary since December 31, 2001.

(5)           50,000 shares vested on April 14, 2001 and the remaining 50,000 shares vested on April 14, 2002.  Based on the closing price of the Company’s common stock on April 14, 2000 of $5.00 per share, the fair market value of the restricted stock awards on the date of grant was $500,000.

Employment Contracts for Executive Officers

Matthew G. de Ganon, Lynn Fantom and Douglas E. Cleek resigned from their positions as officers of the Company effective August 1, 2001.  In connection with their resignations, Mr. de Gannon and Mr. Cleek executed releases, releasing the Company from any further liability under their employment agreements with the Company.

The employment contract between the Company and Lynn Fantom, as Chief Executive Officer and President of the Company, terminated on December 31, 2000 and a new employment contract between the Company and Ms. Fantom as Chief Executive Office and President of the Company was entered into on February 13, 2001 and was scheduled to terminate on December 31, 2002.  Ms. Fantom resigned from her position as Chief Executive Officer and President of the Company effective August 1, 2001.  Pursuant to her employment contract, Ms. Fantom is subject to a non-compete restriction for twelve months after the termination of her employment.

Gary W. Brown joined the Company as Executive Vice President and Chief Operating Officer on April 14, 2000 and is currently the Company’s President, Chief Financial Officer, Chief Operating Officer and Secretary.  Mr. Brown signed an employment contract with the Company that expired on March 31, 2002.  The employment contract provided for an annual salary of $225,000 and a discretionary annual bonus in the form of stock options up to a maximum of 100,000 shares of the Company’s common stock per year.  Upon joining the Company, Mr. Brown also received 100,000 shares of restricted stock and options to purchase up to 263,000 shares of the Company’s common stock, all of which had vested as of April 14, 2002.   In the event of a change of control of the Company, all of Mr. Brown’s unvested stock options were to immediately vest pursuant to his employment contract and if, within 180 days after a change of control, Mr. Brown is dismissed from the Company for any reason other than “Cause” or if Mr. Brown were to resign from the Company for “Good Reason” (as each term is defined in his employment contract), Mr. Brown was to be entitled to a payment equal to the greater of $225,000 or his base salary for the remainder of his employment term.  Pursuant to his employment contract, Mr. Brown is also subject to a non-compete restriction for twelve months after the termination of his employment.

Option Grants in Fiscal 2001

The following table sets forth individual grants of stock options made under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) and the 1997 Stock Incentive Plan (the “1997 Plan”) during the fiscal year ended December 31, 2001 for the Chief Executive Officer of the Company and each of the Named Executives.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise or Base Price ($/Sh)	Expiration Date
Lynn Fantom	200,000(2)(3)	67%	$0.75	January 2, 2011

Matthew G. de Ganon	—	—	—	—

Douglas E. Cleek	—	—	—	—

Gary W. Brown	100,000(2)	33%	$0.75	January 2, 2011

(1)           Calculated as a percentage of total options granted to all employees under both the 1996 Plan and the 1997 Plan.

(2)           Such options were granted under the 1997 Plan.

(3)           All unvested options granted to Ms. Fantom were cancelled upon her resignation from the Board of Directors effective November 6, 2001.

No stock options were granted under the 1996 Plan and 300,000 stock options were granted under the 1997 Plan to all executive officers and directors as a group during the fiscal year ended December 31, 2001.  Such options are exercisable at prices per share (reflecting the fair market value on the dates of grant) of $0.75 under the 1997 Plan.  None of such options were exercised during fiscal 2001.

Option Exercises and Year-End Option Value Table

The table set forth below shows the value of unexercised options under the 1996 Plan and the 1997 Plan held on December 31, 2001 by Ms. Fantom and each of the Named Executives.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options held on December 31, 2001 ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Lynn Fantom	—	—	400,000(2)	—	—	—

Matthew G. de Ganon	—	—	6,250(3)	—	—	—

Douglas E. Cleek	—	—	6,250(3)	—	—	—

Gary W. Brown	—	—	268,000(4)	100,000(2)	—	—

(1)   Based on the closing price of the Company’s common stock on December 31, 2001, the last day in fiscal 2001 on which the markets were open for business, which was $0.03.

(2)   Represents grants made under the 1997 Plan.

(3)   Represents grants made under the 1996 Plan.

(4)   Represents 246,000 options granted under the 1997 Plan and 22,000 options granted under the 1996 Plan.

ITEM 11.                                              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth information, as of April 15, 2002 as to the beneficial ownership of common stock (including shares which may be acquired within 60 days pursuant to stock options) of each director of the Company, the Chief Executive Officer of the Company, all directors and executive officers as a group and persons known by the Company to beneficially own 5% or more of the common stock.  Except as set forth below, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such person.  Except as otherwise indicated, the address of each person included in the table is c/o the Company, 30 Broad Street, 15th Floor, New York, New York 10004.

Name of Owner	Shares of Common Stock Beneficially Owned	Percent of Class (1)
Matthew G. de Ganon	936,993(2)	18.8

Douglas E. Cleek	430,531(2)(3)	8.6

Lynn Fantom	405,000(4)	8.1

Gary W. Brown	1,348,069(5)	27.1

Steven N. Goldstein	15,000(6)	*

David Sklaver	15,000(6)	*

All Directors and Executive Officers as a group (6 persons)	2,720,062(7)	54.6

*Less than one percent.

(1)           Does not give effect to: (i) shares held in treasury and (ii) options held by persons other than the persons named above.

(2)                                  Messrs. de Ganon and Cleek resigned from their positions as officers of the Company effective August 1, 2001. Pursuant to a 10-year voting agreement entered into by Messrs. de Ganon, Cleek, David Centner (a former Chief Operating Officer and Director of the Company) and Bradley Szollose (a former Secretary and Director of the Company), effective July 26, 1996 (the “Voting Agreement”), the voting control over 498,158 shares held by Messrs. Cleek, Centner and Szollose and 6,250 shares underlying presently exercisable stock options held by Mr. Cleek are vested in Mr. de Ganon.  Such shares subject to the Voting Agreement must be voted in favor of the election of Mr. de Ganon.  In addition, the Voting Agreement grants each party thereto a right of first refusal as to the sale of the others’ common stock. Messrs. de Ganon, Cleek, Centner and Szollose each disclaim beneficial ownership of those shares with respect to which they are not record owners.  Mr. de Ganon’s holdings also include 6,250 shares underlying presently exercisable stock options held by him.

(3)           Includes 6,250 shares underlying presently exercisable stock options.

(4)                                  Ms. Fantom resigned from her position as an officer of the Company effective August 1, 2001 and resigned as a director of the Company effective November 6, 2001. Includes 400,000 shares underlying presently exercisable stock options. Ms. Fantom disclaims beneficial ownership of all such shares underlying unexercised options.

(5)                                  Includes: (i) 136,500 shares underlying presently exercisable stock options; (ii) 131,500 shares underlying options which vested on April 14, 2002, 50,000 shares underlying options which vested on January 2, 2002 and 50,000 shares underlying unvested stock options which will vest on January 2, 2003 and upon the occurrence of certain change of control transactions; and (iii) 50,000 shares of restricted common stock which vested on April 14, 2002.  Mr. Brown disclaims beneficial ownership of all shares underlying unexercised and/or unvested options.

(6)           Includes 15,000 shares underlying presently exercisable stock options.

(7)                                  Includes 760,500 shares underlying presently exercisable stock options and 50,000 shares underlying unvested stock options, all of which vest upon the occurrence of certain change of control transactions.  Note that 430,531 of the 2,720,062 shares are subject to the Voting Agreement described above and are therefore listed as beneficially owned by both Mr. de Ganon and Mr. Cleek.  These shares are counted only once for purposes of the aggregate number of shares of common stock beneficially owned by all directors and executive officers as a group.

ITEM 12.                                              Certain Relationships and Related Transactions

Certain Related Transactions

On May 15, 2001, Mr. Brown acquired 862,069 shares of common stock of the Company for an aggregate purchase price of $250,000.  Mr. Brown purchased the shares through the Fusion Facility described above. Mr. Brown acquired the shares for personal investment purposes and to further demonstrate to a potential investor in the Company his confidence in the Company and the alignment of his interests, as an officer and director of the Company, with the interests of the stockholders of the Company.

PART IV

ITEM 13.                                              Exhibit List and Reports on Form 8-K

(a)	Documents filed as part of this report:

	1.	Financial Statements	Page

		Consolidated Balance Sheet - December 31, 2001 (unaudited)	F-1

		Consolidated Statements of Operations - For the years ended December 31, 2001 and 2000 (unaudited).	F-2

		Consolidated Statements of Cash Flows - For the years ended December 31, 2001 and 2000 (unaudited)	F-3

		Notes to unaudited Consolidated Financial Statements.	F-4

	2.	Exhibits

		3.1	Certificate of Incorporation of the Company*

		3.1(a)	Amendment to Certificate of Incorporation of the Company*

		3.1(b)	Amendment to Certificate of Incorporation of the Company (incorporated by reference from the Registrant’s Form 10-KSB for its fiscal year ended 12/31/00).

		3.2	By-laws of the Company*

		3.2(b)	Amendment to By-laws of the Company*

		4.1	Common Stock Certificate*

		4.2	Warrant Certificate*

		4.4	Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Company*

		4.5	Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

		10.1	1996 Stock Incentive Plan and Rules Relating thereto*

		10.2	1997 Stock Option Plan (incorporated by reference from the Registrant’s Form 10-KSB for its fiscal year ended 12/31/96).

		10.3	Amendment to 1997 Stock Option Plan (incorporated by reference from the Registrant’s Form 10-KSB for its fiscal year ended 12/31/00).

		10.4	Consulting Agreement with Harvey Berlent*

		10.5	Employment Agreement with Matthew G. de Ganon*

		10.6	Extension of Employment Agreement with Matthew G. de Ganon dated November 2, 1998 (incorporated by reference from the Registrant’s Form 10-KSB for its fiscal year ended 12/31/98).

		10.7	Amendment to Employment Agreement of Matthew G. de Ganon dated April 14, 2000 (incorporated by reference from the Registrant’s Form 10-QSB for the quarterly period ended 03/31/00).

		10.8	Employment Agreement with Douglas E. Cleek*

		10.9	Extension of Employment Agreement with Douglas E. Cleek dated January 15, 1999 (incorporated by reference from the Registrant’s Form 10-KSB for its fiscal year ended 12/31/98).

		10.10	Employment Agreement with Gary W. Brown dated April 14, 2000 (incorporated by reference from the Registrant’s Form 10-QSB for the quarterly period ended 03/31/00).

		10.11	Restricted Stock Agreement of Gary W. Brown (incorporated by reference from the Registrant’s Form 10-QSB for the quarterly period ended 03/31/00).

		10.12	Employment Agreement with Lynn Fantom dated February 13, 2001 (incorporated by reference from the Registrant’s Form 10-KSB for its fiscal year ended 12/31/00).

10.13

Agreement of Lease dated as of April 18, 1997, between 30 Broad Associates, L.P., as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant’s Form 10-KSB for its fiscal year ended 12/31/00).

10.14

Amendment to Lease dated as of April 1, 1998, between 30 Broad Associates, L.P., as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant’s Form 10-KSB for its fiscal year ended 12/31/00).

10.15

Second Amendment to Lease dated as of July 10, 2000, between ASC-CSFB 30 Broad, LLC, as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant’s Form 10-QSB for the quarterly period ended 06/30/00).

10.16

Common Stock Purchase Agreement dated as of December 11, 2000 between the Company and Fusion Capital Fund II, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed 12/11/00).

		10.17	Form of Registration Rights Agreement between the Company and Fusion Capital Fund II, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed 12/11/00).

10.18

Master Transaction Agreement, dated as of August 20, 2001, between the Company and Integrated Information Systems, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed 8/30/01).

10.19

Agreement and Plan of Merger, dated as of January 15, 2002, by and among First Step Distribution Network, Inc. and its shareholders, First Step Acquisition Corp. and the Company (incorporated by reference from the Registrant’s Current Report on Form 8-K filed 01/17/02).

		10.20	Side Letter dated April 8, 2002, by and between the Company and First Step Distribution Network, Inc.

		16.1	Letter from Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed 04/16/02).

		21.1	Subsidiary List*

*       Incorporated by reference from the Company’s Registration Statement on Form SB-2, No. 333-4319.

(b)           The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 DIGITAL, INC.
Dated: April 16, 2002
By:	/s/ Gary W. Brown
Gary W. Brown, President

POWER OF ATTORNEY

Each of the undersigned hereby appoints Gary W. Brown as his attorney-in-fact to sign his or her name, in any and all capacities, to any amendments to this Form 10-KSB and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew G. de Ganon	Chairman of the Board	April 16, 2002
Matthew G. de Ganon

/s/ Gary W. Brown	Chief Operating Officer, Secretary, Chief Financial	April 16, 2002
Gary W. Brown	Officer (Principal Financial and Accounting Officer), and
Director

/s/ Douglas E. Cleek	Director	April 16, 2002
Douglas E. Cleek

/s/ David R. Sklaver	Director	April 16, 2002
David R. Sklaver

K2 DIGITAL, INC.

AND SUBSIDIARY

K2 DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001
(UNAUDITED)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$5,380
Accounts receivable, net of allowance for doubtful accounts of $50,000	123,913
Prepaid expenses and other current assets	36,500
Investment in securities available for sale	25,300
Total assets	$191,093

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	205,727
Accrued compensation and payroll taxes	5,691
Accrued expenses	18,471
Other Current Liabilities	62,099
Total liabilities	291,988

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
0 shares issued and outstanding	—
Common Stock, $0.01 par value, 25,000,000 shares authorized;
5,400,116 shares issued and 4,982,699 shares outstanding	54,001
Treasury stock, 417,417 shares at cost	(819,296)
Additional paid-in capital	8,285,410
Accumulated other comprehensive loss	(84,700)
Deferred compensation	(72,355)
Accumulated deficit	(7,463,955)
Total stockholders’ equity	(100,895)
Total liabilities & stockholders’ equity	$191,093

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

K2 DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(unaudited)	(unaudited)
General and administrative expenses	$570,459	$450,349

Loss from continuing operations before impairment of investment in securities	$(570,459)	$(450,349)

Impairment of securities	1,328,047	—

Loss from continuing operations	1,898,506	$(450,349)

Loss from discontinued operations after income taxes	(3,467,281)	(1,521,094)

Gain on disposal of discontinued operations	442,108	—

Net Loss	$(4,923,679)	$(1,971,443)

Net Loss per share – Basic and Diluted

Loss from continuing operations	$(0.43)	$(0.14)

Loss from discontinued operations	$(0.78)	$(0.45)

Gain on disposal of discontinued operations	$0.10	—

Net Loss	$(1.11)	$(0.59)

Weighted average common shares outstanding – basic and diluted	4,440,836	3,371,579

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

K2 DIGITAL, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

	(unaudited)	(unaudited)

CASH FROM OPERATING ACTIVITIES:

Net Loss	$(4,923,679)	$(1,925,543

)

Adjustments to reconcile net loss to net cash used in operating activities —

Impairment of investment in securities	1,321,447	—

Non-cash compensation expense	249,996	325,359

Write-off of deferred issuance and transaction costs	757,861	—

Assets impairment	223,998	—

Gain on disposal of discontinued operations	(442,108)	—

Depreciation	210,640	332,281

Changes in —

Accounts Receivable, net	1,546,235	(744,584

)

Prepaid expenses and other current assets	(30,675)	(73,073

)

Unbilled revenue	482,773	189,817

Other assets	3,797	2,882

Accounts payable	(572,134)	300,714

Accrued compensation and payroll taxes	(188,955)	80,724

Other accrued expenses and current liabilities	(486,557)	(7,844

)

Deferred revenue and customer advances	(102,251)	238,358

Deferred rent	121,926	107,950

Restricted cash	250,000	(99,289

)

Net cash used in operating activities	$(1,577,686)	$(1,272,248

)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from disposal of discontinued operations	528,500	—

Gross proceeds from sale of investment securities	94,127	—

Purchase of equipment	(8,074)	(298,899

)

Software development costs	—	(274,567

)

Advances for proposed transaction	—	(254,494

)

Investments in available for sale securities	—	(100,000

)

Net cash (used in) provided by investing activities	$614,553	$(927,960

)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on capital lease obligations	(17,093)	(28,712

)

Equity issuance	250,000	—

Options exercised for cash	—	27,609

Net cash (used in) provided by financing activities	$232,907	$(1,103

)

Net decrease in cash and cash equivalents	(730,226)	(2,201,311

)

CASH AND CASH EQUIVALENTS, beginning of period	735,606	2,936,917

CASH AND CASH EQUIVALENTS, END of period	$5,380	$735,606

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

K2 DIGITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             ORGANIZATION AND BUSINESS

K2 Digital, Inc., a Delaware corporation (“K2” or the “Company”), is a strategic digital services company, that has historically provided consulting and development services including analysis, planning, systems design, creative and implementation.

On August 29, 2001, the Company completed the closing under an agreement (the “Purchase Agreement”) with Integrated Information Systems, Inc., a Delaware corporation (“IIS”) pursuant to which, among other things, IIS purchased certain fixed and intangible assets of the Company, including most of the Company’s customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of which was paid through the assumption by IIS of capital lease obligations of the Company. IIS also assumed certain deferred revenues and customer deposits.

Under the terms of the Purchase Agreement, IIS now occupies the Company’s premises and has assumed the Company’s office lease obligations. As part of the same transaction, IIS has also made offers of employment to substantially all of the remaining employees of the Company, all of which offers have been accepted.

In addition to the purchase price and as consideration of the Company’s release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained.  $31,000 of these contingent fees had been paid to the Company as of December 31, 2001.  $36,500 due to the Company remains unpaid by IIS.  Collection of this amount is uncertain.

Under the Purchase Agreement, the Company also received from IIS a cash fee of $50,000 in return for entering into certain non-competition provisions contained in the Purchase Agreement, which provide that the Company will not, for a period of five years, (i) engage in any business of substantially the same character as the business engaged in by the Company prior to the transaction, (ii) solicit for employment any employee of IIS (including former employees of the Company), or (iii) solicit any client or customer of IIS (including any customer transferred to IIS under the Purchase Agreement) to do business with the Company.

The aggregate cash consideration delivered to the Company at closing was $544,000, of which approximately $258,000 was paid directly to K2 Holdings LLC, an affiliate of SGI Graphics, LLC (collectively, “SGI”), the Company’s principal secured creditor, in order to release SGI’s security interest in the assets of the Company.

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

2.   BASIS OF PRESENTATION

The financial statements included in this annual report on Form 10-KSB are unaudited and have not been reviewed in any manner by any independent public accountant. In accordance with newly established rules of the Securities and Exchange Commission, the Company intends to amend this report on Form 10-KSB no later than May 31, 2002 in order to file the audited financial statements of the Company for the fiscal year ended December 31, 2001, any required selected financial data, a discussion of any material changes from the unaudited financial statements and any other sections of the Company’s annual report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that should be amended to reflect any changes in the financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2001 and the financial results for the years ended December 31, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-KSB and Regulation S-B.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results may differ from those estimates.

3.   GOING CONCERN

The Company has incurred negative cash flows from operations and sustained net losses. Furthermore, in August 2001, the Company sold certain fixed and intangible assets essential to its business operations and entered into a purchase agreement containing provisions restricting the Company’s ability to continue to engage in the business engaged in by the Company prior to the transaction. Accordingly, the Company’s remaining operations will be limited to either the sale of the Company or the winding up of the Company’s remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The Company’s former independent public accountants added an explanatory paragraph to their audit opinion issued in connection with the 2000 financial statements which stated that the Company’s losses since inception and dependence on outside financing raise substantial doubt about its ability to continue as a going concern. The attached unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   NET INCOME (LOSS) PER SHARE OF COMMON STOCK

SFAS 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share (“EPS”). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted loss per share:

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(unaudited)	(unaudited)

Net Loss	$(4,923,679)	$(1,971,443)

Net Loss per share – Basic and Diluted

Loss from continuing operations	$(0.43)	$(0.14)

Loss from discontinued operations	$(0.78)	$(0.45)

Gain on disposal of discontinued operations	$0.10	—

Net Loss	$(1.11)	$(0.59)

Weighted average common shares outstanding – basic and diluted	4,440,836	3,371,579

5.   INVESTMENT IN SECURITIES

As of December 31, 2001, the Company held 110,000 shares of common stock of 24/7 Media Inc. These shares have been classified as “investments in securities available for sale” as a result of the Company’s ability and intent to sell such shares in the near future. In accordance with SFAS No. 115, the shares are stated at fair market value on the Company’s December 31, 2001 consolidated balance sheet. Management believes that the decline of $1,328,047 in value of such investment is permanent. Accordingly, such amount, which previously was reflected in “other comprehensive loss” in the stockholders’ equity, is recorded in the statement of operations as impairment of investment securities. Any remaining unrealized holding loss is reflected as “other comprehensive loss” in the stockholders’ equity section of the balance sheet.

The following disclosures are presented in accordance with SFAS No. 115:

Equity Securities:
Aggregate fair market value	$25,300
Gross unrealized holding loss	$(84,700)

The Company did not sell any shares of capital stock of 24/7 Media Inc. during the fiscal year ended December 31, 2001.

6.   FUSION CAPITAL AGREEMENT

On December 11, 2000, the Company entered into a common stock purchase agreement (the “Fusion Facility”) with Fusion Capital Fund II, LLC (“Fusion Capital”). In May 2001, the Company issued 862,069 shares of common stock under the Fusion Facility in exchange for net proceeds of $250,000. On August 14, 2001, Fusion Capital exercised a warrant to purchase an additional 297,162 shares of the Company’s common stock at an exercise price of $.01 per share. After applying the net exercise provisions of the warrant, based upon the closing sale price of the Company’s common stock on the Nasdaq SmallCap Market of $.15 per share on August 13, 2001, Fusion Capital received 277,351 shares of common stock upon exercise of the warrant.

As a result of the sale of assets of the Company consummated in August 2001, the Company is currently in default under the Fusion Facility. In addition, due to the Company’s current financial circumstances, the Company does not anticipate that, even if the current defaults are cured, it will be able to make any further issuances under the Fusion Facility.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company believes that the provisions of FAS 141 and FAS 142 will not have a material effect on its results of operations and financial position.

8.   NASDAQ DELISTING

The Company’s common stock was delisted from the Nasdaq SmallCap Market effective August 15, 2001 and currently trades in the over-the-counter market. On March 13, 2001, the Staff of the Nasdaq Stock Market notified the Company that it had failed to demonstrate a closing bid price of at least $1.00 per share for 30 consecutive trading days and was in violation of Nasdaq Marketplace Rule 4310(c)(4). In accordance with applicable Nasdaq Marketplace rules, the Company was provided a 90-day grace period, through June 11, 2001, during which to regain compliance. On June 20, 2001, the Company requested a hearing, which effectively stayed the delisting. However, after submission of materials in support of the Company’s position to the Panel, the Panel decided to delist the Company’s common stock from the Nasdaq SmallCap Market as of the open of business on August 15, 2001.

9.   RECENT EVENTS

The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with a third party with an existing business.  On January 15, 2002, the Company entered into an Agreement and Plan of Merger with First Step Distribution Network, Inc. and its shareholders.  Under the terms of the agreement, the Company intends to acquire First Step by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into First Step.  If the transaction contemplated by the agreement is consummated, it is anticipated that the shareholders of First Step will thereby acquire substantially the majority of the issued and outstanding voting common stock in the surviving entity.  Certain aspects of the transaction are subject to the prior approval of the stockholders of the Company. There can be no assurance that the proposed transaction, or any other business combination, will be completed.

Exhibit 10.20

April 8, 2002

First Step Distribution Network, Inc.

2325 Mount Olympus Drive

Los Angeles, CA 90046

Telephone: (310) 994-2813

Attention: Robert Millet/John McCracken

Re:                Agreement and Plan of Merger dated as of January 15, 2002

Gentlemen:

Reference is made to the Agreement and Plan of Merger dated as of January 15, 2002 by and among K2 Digital, Inc. (the “Parent”), First Step Acquisition Corp. (“Merger Sub”), First Step Distribution Network, Inc. (the “Company”) and the shareholders of the Company (the “Merger Agreement”).  Capitalized terms used, but not defined in this letter agreement have the meanings ascribed thereto in the Merger Agreement.

As you know, Section 6.1(b) of the Merger Agreement provides that the Merger Agreement “may be terminated at any time prior to the Effective Time of the Merger, whether before or after approval of the transactions contemplated hereby by the stockholders of the Parent ….  by either the Company or the Parent if the Merger shall not have been consummated by April 30, 2002.” Notwithstanding the foregoing, the Parent hereby waives its right to terminate the Merger Agreement pursuant to Section 6.1(b) of the Merger Agreement until June 30, 2002; provided that the Company has delivered to the Parent a true and correct copy of the Company Financials described in Section 2.5 of the Merger Agreement on or before May 8, 2002.

In consideration of the Parent’s waiver of its rights as aforesaid, the Company hereby agrees to advance to the Parent or its designee, the sum of $10,000 to be used as a retainer by counsel to the Parent against which such counsel will bill its fees and expenses in connection with the preparation of the Parent’s annual report of Form 10-KSB for the fiscal year ended December 31, 2001.

K2 DIGITAL, INC.
By:	/s/ Gary Brown
Gary Brown
Chief Operating Officer

Approved and Agreed:

FIRST STEP DISTRIBUTION NETWORK, INC.

By:	/s/ Robert Millet

Date: April 10, 2002