Form 10QSB
period 2002-03-31
K2 DIGITAL INC
filed 2002-05-20
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

                           30 Broad Street, 15th Floor
                            New York, New York 10004
                    (Address of Principal Executive Offices)

                                 (212) 785-9402
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                             Outstanding at April 30, 2002

Common stock, par value $.01 per share..........            4,982,699


           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

 THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED
     IN ACCORDANCE WITH ITEM 310(5)(b) OF REGULATION S-B PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION DUE TO THE DISMISSAL OF OUR AUDITORS,
  ARTHUR ANDERSON, LLP. SEE "INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS"
                      IN THIS FILING FOR MORE INFORMATION.

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                          Page
                                                                          ----

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheet - March 31, 2002 (unaudited).........   1

         Consolidated statements of operations - three months ended
         March 31, 2002 (unaudited) and March 31, 2001 (unaudited).......   2

         Consolidated statements of cash flows - three months ended
         March 31, 2002 (unaudited) and March 31, 2001 (unaudited).......   3

         Notes to consolidated financial statements......................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................   12

SIGNATURES   ............................................................   13

PART 1  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This filing includes unaudited financial statements that have not been reviewed in accordance with Item 310(5)(b) of regulation S-B promulgated by the Securities and Exchange Commission. K2 Digital, Inc. has elected not to obtain such a review from its prior auditor, Arthur Andersen, LLP. No independent auditor has reviewed the financial statements set forth below or opined that such statements present fairly, in all material aspects, the financial position, results of operations, and cash flows of K2 Digital, Inc. for the quarterly period ended March 31, 2002.

On April 16, 2002 K2 Digital, Inc. filed a form 8-K, indicating that the Board of Directors had dismissed the accounting firm Arthur Andersen, LLP as the Company's auditors effective April 10, 2002 and appointed Rothstein, Kass & Company, P.C. as the Company's independent auditors effective April 10, 2002. Rothstein, Kass & Company, P.C. will review the financial statements for the quarterly period ended March 31, 2002 in accordance with Item 310(5)(b) and, if in the opinion of such accountants, any changes are required, the Company will file an amended Report on Form 10-QSB in accordance with Securities Exchange Act of 1934 release No. 34-45589.

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...........................................................     $     2,023
   Accounts receivable, net of allowance for doubtful accounts of $50,000 ..............          55,105
   Prepaid expenses and other current assets ...........................................          36,500
   Investment in securities available for sale .........................................          23,100
                                                                                             -----------
         Total assets ..................................................................     $   116,728
                                                                                             ===========

                          LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ....................................................................         141,846
   Accrued compensation and payroll taxes ..............................................              --
   Accrued expenses ....................................................................          18,471
     Other Current Liabilities .........................................................          62,099
                                                                                             -----------

      Total liabilities ................................................................         222,416

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding ..................................................              --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding .........................          54,001
   Treasury stock, 417,417 shares at cost ..............................................        (819,296)
   Additional paid-in capital ..........................................................       8,285,409
   Accumulated other comprehensive loss ................................................         (86,900)
   Deferred compensation ...............................................................          (9,855)
   Accumulated deficit .................................................................      (7,529,047)
                                                                                             -----------
Total stockholders' equity .............................................................        (105,688)
                                                                                             -----------
         Total liabilities & stockholders' equity ......................................     $   116,728
                                                                                             ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           ------------------------------
                                                                                2002            2001
                                                                             unaudited        unaudited
                                                                             ---------        ---------
General and administrative expenses ..................................     $     65,092      $   170,000
                                                                           ------------      -----------

Loss from continuing operations ......................................          (65,092)        (170,000)

Loss from discontinued operations after income taxes .................               --       (1,707,679)
                                                                           ------------      -----------

Net loss .............................................................     $    (65,092)     $(1,877,679)
                                                                           ============      ===========

Net loss  per share --
Basic and Diluted

Loss from continuing operations ......................................     $      (0.01)     $     (0.05)

Loss from discontinued operations ....................................               --      $     (0.46)


                                                                           ------------      -----------
Net Loss .............................................................     $      (0.01)     $     (0.51)
                                                                           ============      ===========
Weighted average common shares outstanding - basic and diluted .......        4,972,283        3,681,338
                                                                           ============      ===========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          --------------------------------
                                                                              2002              2001
                                                                            unaudited         unaudited
                                                                          -----------        -------------
CASH FROM OPERATING ACTIVITIES:
Net Loss ..........................................................       $   (65,092)       $(1,877,679)
Adjustments to reconcile net loss to net cash used
     In operating activities --
Non-cash compensation expense .....................................            62,500             62,500
Write-off of deferred issuance and transaction costs ..............                --            254,494
Depreciation ......................................................                --             90,466
Changes in --
Accounts receivable, net ..........................................            68,808          1,158,056
Prepaid expenses and other current assets .........................                --            (14,379)
Unbilled revenue ..................................................                --            284,943
Accounts payable ..................................................           (63,882)          (267,921)
Accrued compensation and payroll taxes ............................            (5,691)           (96,007)
Other accrued expenses and current liabilities ....................                --           (263,781)
Deferred revenue and Customer Advances ............................                --            161,779
Deferred rent .....................................................                --            133,492
                                                                          -----------        -----------
Net cash used in operating activities .............................       $    (3,357)       $  (374,037)
CASH FLOWS FROM INVESTING ACTIVITIES:
Gross proceeds from sale of investment securities .................                --             94,127
Purchase of equipment .............................................                --             (8,073)

                                                                          -----------        -----------
Net cash (used in) provided from investing activities .............                --             86,054
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations ...................                --             (7,177)

                                                                          -----------        -----------
Net cash (used in) provided by financing activities ...............                --             (7,177)
                                                                          -----------        -----------
Net decrease in cash and cash equivalents .........................       $    (3,357)       $  (295,160)
CASH AND CASH EQUIVALENTS, beginning of period ....................       $     5,380        $   735,606
                                                                          -----------        -----------
CASH AND CASH EQUIVALENTS, end of period ..........................       $     2,023        $   440,446
                                                                          ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for --
Interest ..........................................................       $        --        $       660
Income taxes ......................................................                --        $     4,120


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Organization and Business

K2 Digital, Inc., a Delaware corporation ("K2" or the "Company"), is a strategic digital services company, that historically provided consulting and development services including analysis, planning, systems design, creative and implementation.

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

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, under the terms of the Purchase Agreement, the Company is to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remains employed by IIS through December 31, 2001. This additional contingent placement fee is to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of March 31, 2002, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. Collection of the amounts due are uncertain.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2002 and the financial results for the three months ended March 31, 2002 and 2001, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2002 and March 31, 2001, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results may differ from those estimates.

The financial statements included in the Company's 2001 Annual Report Form 10-KSB and this Quarterly Report Form 10-QSB are unaudited and have not been reviewed in any manner by any independent public accountant. Historically, K2 Digital, Inc.'s (the "Company") financial statements have been audited by Arthur Andersen LLP ("Andersen"). On April 10, 2002, the Board of Directors of the Company made a determination not to engage Andersen, as its independent public accountants and resolved to appoint Rothstein, Kass & Company, P.C. ("Rothstein") as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001.

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

In accordance with these rules, the Company intends to amend its Form 10-KSB no later than May 31, 2002 in order to file the audited financial statements of the Company for the fiscal year ended December 31, 2001, any required selected financial data, a discussion of any material changes from the unaudited financial statements and any other sections of the Company's annual report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, that should be amended to reflect any changes in the financial statements. Furthermore, the results of that audit may necessitate amendments in this Form 10-QSB for the period ending March 31, 2002.


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

In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted loss per share:


                                                                           Three Months Ended
                                                                               March 31,
                                                               -------------------------------------

                                                                    2002                   2001
                                                               --------------         --------------
                                                                    unaudited            unaudited

Numerator:  Net Loss .................................         $     (65,092)         $  (1,877,679)
Denominator:  Weighted average number
of common shares outstanding -
Basic and Diluted ....................................             4,972,283              3,681,338

Net loss  per share --
Basic and Diluted


Loss from continuing operations ......................         $       (0.01)         $       (0.05)

Loss from discontinued operations ....................                     -          $       (0.46)



                                                               -------------          -------------
Net Loss .............................................         $       (0.01)      $          (0.51)
                                                               =============          =============



* Excludes all outstanding stock options and warrants as of March 31, 2002 and 2001, as they are antidilutive.


5. Investment in Securities

As of March 31, 2002, the Company held 110,000 shares of common stock of 24/7 Media Inc. These shares have been classified as "investments in securities available for sale" as a result of the Company's ability and intent to sell such shares in the near future. In accordance with SFAS No. 115, the shares are stated at fair market value on the Company's March 31, 2002 consolidated balance sheet. Management believes that the decline of $1,328,047 in value of such investment is permanent. Accordingly, such amount, which previously was reflected in "other comprehensive loss" in the stockholders' equity, was recorded in the statement of operations as impairment of investment securities for the year-ended December 31, 2001. Any remaining unrealized holding loss is reflected as "other comprehensive loss" in the stockholders' equity section of the balance sheet.

The following disclosures are presented in accordance with SFAS No. 115:

         Equity Securities:

         Aggregate fair market value.......................      $      23,100
         Gross unrealized holding loss.....................      $     (86,900)

The Company did not sell any shares of capital stock of 24/7 Media Inc. during the quarter ended March 31, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's (unaudited) Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review the Company's 2001 Annual Report on Form 10-KSB for a discussion of certain of these risks and uncertainties.

Overview

         Founded in 1993, the Company is a digital professional services company that, until August 2001, historically provided consulting and development services, including analysis, planning, systems design, creative and implementation. In August 2001, the Company effectively ceased operations as described below.

Revenues

         Revenues are recognized on a percentage-of-completion basis. Provisions for any estimated losses on incomplete projects are made in the period in which such losses are determinable. A portion of the Company's revenues has been generated on a fixed fee or cap fee basis, as well as on an hourly bill rate basis. Net revenue represents gross revenue minus media pass through costs and reimbursable expenses. Net revenue for the year ended December 31, 2001 was $1,997,106which was realized during the first seven months of 2001 prior to the sale of assets to IIS and termination of the Company's operations effective August 2001. The Company had net revenues of $5,162,000 for the full year ended December 31, 2000.

Sale of Assets and Discontinued Operations

         On August 29, 2001, the Company sold certain fixed and intangible assets of the Company to IIS, including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS.

         Under the terms of the Purchase Agreement, IIS assumed the Company's office lease obligations, took up occupancy in the Company's premises and made offers of employment to substantially all of the remaining employees of the Company, which offers have been accepted.

         In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of March 31, 2002, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. Collection of the amounts due are uncertain.

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

         Accordingly, the aggregate cash consideration delivered to the Company at closing was $544,000, of which approximately $258,000 was paid directly to K2 Holdings LLC, an affiliate of SGI, the Company's principal secured creditor, in order to release SGI's security interest in the assets of the Company.

Continuing Operations, Liquidity and Resources

         Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors. The Company does not have any ongoing business operations or any remaining revenue sources beyond those assets not purchased by IIS. Accordingly, the Company's remaining operations will be limited to either the sale of the Company or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The proceeds from the sale of assets plus the additional contingent payments from IIS, together with assets not sold to IIS may not be sufficient to repay substantially all of the liabilities of the Company. The Company has entered into negotiations with certain creditors to settle specific obligations for amounts less than reflected in the financial statements reported herein. If these negotiations are unsuccessful, there will not be sufficient cash to repay all of the obligations of the Company.

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

         As a condition to the Merger, the Company is required to implement the Reverse Stock Split. The implementation of the Reverse Stock Split is subject to the approval of the stockholders of the Company. The Board of Directors of the Company has approved the Reverse Stock Split and will submit the Reverse Stock Split to the stockholders of the Company for their approval.

         In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's proxy statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the second quarter of 2002, subject to the requisite stockholder approval.

         The Merger Agreement contains a provision for termination of the Merger Agreement by either the Company or First Step if the Merger is not consummated by April 30, 2002. On April 8, 2002, the Company and First Step entered into a side letter under which the Company agreed to waive its right to terminate the Merger Agreement until June 30, 2002; provided that First Step has delivered to the Company a true and correct copy of First Step's financial statements (as described in the Merger Agreement) on or before May 8, 2002.

         There can be no assurance that the Merger will in fact be consummated, or that the shares of the Company's common stock will have any value following the Merger.

         The Company's cash balance of $2,023 at March 31, 2002, decreased by $3,357 or 62% compared to the $5,380 cash balance at December 31, 2001. This decrease is primarily due to the fact that the Company effectively ceased its operations and continues to wind down activities.

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

         In August 2001, the Company sold certain fixed and intangible assets essential to its business operations and entered into a purchase agreement containing provisions restricting the Company's ability to continue to engage in the business engaged in by the Company prior to the transaction. Accordingly, the Company's remaining operations have been limited to liquidating assets, collecting accounts receivable, paying creditors, and negotiating and structuring the transactions contemplated by the Merger Agreement or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company.

The transactions contemplated by the Merger Agreement may never be consummated.

         In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's proxy statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the second quarter of 2002, subject to the requisite stockholder approval. On April 8, 2002, the Company agreed to extend its Merger closing date until June 30, 2002, provided that audited financial statements were delivered to the company by May 8, 2002. The financial statements have been delivered an dthe proxy is being prepared. Although First Step has assured the Company that First Step remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

The financial statements included in this report are unaudited.

The financial statements included in the Company's annual report on Form 10-KSB and this quarterly report on Form 10-QSB are unaudited and have not been reviewed in any manner by any independent public accountant. Historically, the Company's financial statements have been audited by Arthur Andersen LLP ("Andersen"). On April 10, 2002, the Board of Directors of the Company made a determination not to engage Andersen, as its independent public accountants and resolved to appoint Rothstein, Kass & Company, P.C. ("Rothstein") as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001. Rothstein also serves as the independent auditors for First Step.

         In accordance with rules recently adopted by the Securities and Exchange Commission, the Company intends to amend this report on Form 10-KSB no later than May 31, 2002 in order to file the audited financial statements of the Company for the fiscal year ended December 31, 2001, any required selected financial data, a discussion of any material changes from the unaudited financial statements and any other sections of the Company's annual report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, that should be amended to reflect any changes in the financial statements. When complete, the audited financial statements of the Company may contain material differences from the unaudited financial statements included in this report.

The Company's stock has been delisted from the Nasdaq SmallCap Market

         The Company's common stock was delisted from the Nasdaq SmallCap Market effective August 15, 2001 and currently trades in the over-the-counter market. On March 13, 2001, the Staff of the Nasdaq Stock Market notified the Company that it had failed to demonstrate a closing bid price of at least $1.00 per share for 30 consecutive trading days and was in violation of Nasdaq Marketplace Rule 4310(c)(4). In accordance with applicable Nasdaq Marketplace rules, the Company was provided a 90-day grace period, through June 11, 2001, during which to regain compliance. On June 20, 2001, the Company requested a hearing, which effectively stayed the delisting. However, after submission of materials in support of the Company's position to the Panel, the Panel decided to delist the Company's common stock from the Nasdaq SmallCap Market as of the open of business on August 15, 2001. The delisting of the Company's common stock from The Nasdaq SmallCap Market is likely to materially and adversely decrease the already limited liquidity and market price of the common stock, and may increase both volatility and the "spread" between bid and asked prices of the common stock.

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

(b)      Reports on Form 8-K:

         The Company filed two Current Reports on Form 8-K during the period covered by this Report:

         On January 17, 2002 the Company filed a Form 8-K which reported that on January 15, 2002, K2 Digital, Inc., a Delaware corporation (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among First Step Distribution Network, Inc., a California corporation ("First Step") and its shareholders (the "First Step Shareholders") and First Step Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). In anticipation of the merger, the Company has formed the Merger Sub. Under the terms of the Merger Agreement, the Company intends to merge with First Step by means of a triangular merger ("the Merger"), pursuant to which the Merger Sub will merge with and into First Step in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

         On April 16, 2002 the Company filed a Form 8-K which reported that on April 10, 2002, the Board of Directors of the Registrant made a determination not to engage Arthur Andersen LLP, as its independent public accountants and resolved to appoint Rothstein, Kass & Company, P.C. as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001. In accordance with rules recently adopted by the Securities and Exchange Commission, this Form 10-QSB is being filed with financial statements that have not been reviewed pursuant to Item 310(b) of Regulation S-B. If, upon completion of a review, there is a change in those financial statements, the Registrant will amend its Form 10-QSB to present the reviewed financial statements, a discussion of any material changes from the unreviewed financial statements and any other section of the Form 10-QSB, that should be amended to reflect any changes in the financial statements.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             K2 DIGITAL, INC.

Date:    May 20, 2002



                                             By: /s/   GARY BROWN
                                                 ------------------------------
                                                 Gary Brown
                                                 President
                                                 (Principal Financial and
                                                 Accounting Officer)