Form 10KSB/A
period 2001-12-31
K2 DIGITAL INC
filed 2002-05-31
CIK 1009624

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____


                         Commission File Number: 1-11873


                                K2 DIGITAL, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                                      13-3886065
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


                                  Common Stock
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year:
                                       $0 (adjusted for discontinued operations)
                                       --

         As of April 15, 2002, there were 4,982,699 shares (not including treasury shares) of the Company's common stock outstanding. Based on the closing sales price of the Company's common stock on April 10, 2002 of $0.05 per share, the approximate aggregate market value of the Company's common stock held by non-affiliates was $249,135.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).

         Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

                                EXPLANATORY NOTE

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

         In accordance with these rules, the Company filed a report on Form 10-KSB, which included unaudited financial statements, on April 16, 2002. THE FINANCIAL STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB/A HAVE BEEN AUDITED AND A DISCUSSION OF MATERIAL CHANGES FROM THE APRIL 16, 2002 FILING HAS BEEN REFLECTED HEREIN.

         The Business section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 7.

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

         The Company's offices are located at 30 Broad Street, New York, New York 10004 and its telephone number is (212) 785-9402.

Discontinued Operations

Disposition of Assets

         On May 15, 2001, the Company entered into a non-binding letter of intent with SGI Graphics LLC, a Delaware limited liability company ("SGI") pursuant to which SGI expressed its interest in purchasing shares of restricted common stock of the Company that would have represented fifty-one percent (51%) of the issued and outstanding capital stock of the Company on a fully diluted basis. Concurrently with the execution of the letter of intent, the Company borrowed $250,000 from an affiliate of SGI, for working capital purposes pursuant to a promissory note secured by a first priority security interest in all of the assets of the Company. The Company and SGI were ultimately not able to agree on the definitive terms of the transaction and, in July 2001, the Company and SGI terminated negotiations and the letter of intent.

         On August 29, 2001, the Company sold certain of its fixed and intangible assets to Integrated Information Systems, Inc., a Delaware corporation ("IIS"), including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS.

         Under the terms of the purchase agreement governing the transaction (the "Purchase Agreement"), IIS assumed the Company's office lease obligations, took up occupancy in the Company's premises and made offers of employment to substantially all of the remaining employees of the Company, which offers have been accepted.

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

         Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors. The Company does not have any ongoing business operations or any remaining revenue sources beyond those few remaining receivables not purchased by IIS and not yet collected by the Company. Accordingly, the Company's remaining operations will be limited to either a business combination with an existing business (such as one described below) or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The proceeds from the sale of assets plus the additional payment due from IIS (collection of which is uncertain), together with assets not sold to IIS may not be sufficient to repay substantially all remaining liabilities of the Company.

Agreement and Plan of Merger

         The Board of Directors of the Company has determined that, subject to stockholder approval of certain actions as described below, the best course of action for the Company is to complete a business combination with an existing business. Accordingly, from September 2001 through January 15, 2002, the Company was involved in structuring and negotiating the general terms and conditions of a business combination transaction between the Company and First Step Distribution Network, Inc., a California corporation ("First Step") pursuant to which the Company plans to exchange newly issued shares of its common stock for all of the issued and outstanding securities of First Step. On January 15, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among First Step and its shareholders (the "First Step Shareholders") and First Step Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). Under the terms of the Merger Agreement, the Company intends to acquire First Step by means of a triangular merger (the "Merger"), pursuant to which the Merger Sub will merge with and into First Step in a tax free reorganization within the meaning of
Section 368 of the Internal Revenue Code of 1986, as amended.

         The First Step Shareholders will exchange their respective shares of common stock, no par value per share, of First Step (the "First Step Common Stock") for shares of common stock, par value $.01 per share of the Company's common stock. Each share of First Step Common Stock will be converted into the right to receive 16.609 shares of Company's common stock. Pursuant to the Merger Agreement, the aggregate number of shares of the Company's common stock issuable to the First Step Shareholders by virtue of the Merger as of the date of the Merger Agreement will equal approximately ninety percent (90%) of the Company's issued and outstanding common stock on a fully-diluted basis.

         After the effective date of the Merger, the Merger Sub will cease its separate legal existence and First Step will continue as the surviving corporation. As a condition to the Merger, the Company is required to implement a 3 for 1 reverse split (the "Reverse Stock Split") of the Company's common stock, thereby reducing its outstanding shares of common stock from 4,982,699 shares to approximately 1,660,900 shares. In the Reverse Stock Split, fractional shares will be rounded up to the nearest whole share. The implementation of the Reverse Stock Split is subject to the approval of the stockholders of the Company. The Board of Directors of the Company has approved the Reverse Stock Split and intends to submit the Reverse Stock Split to the stockholders of the Company for their approval.

         Upon consummation of the transactions contemplated by the Merger Agreement and the Reverse Stock Split, the Company's current stockholders will experience immediate and severe dilution and will own an aggregate of approximately 1,660,900 shares of Company's common stock, or approximately 10% of the outstanding voting securities of the Company on a fully diluted basis. The First Step Shareholders will own an aggregate of 14,948,100 or approximately 90% of the outstanding voting securities of the Company on a fully-diluted basis.

         The Merger Agreement contains a provision for termination of the Merger Agreement by either the Company or First Step if the Merger is not consummated by April 30, 2002. On April 8, 2002, the Company and First Step entered into a side letter under which the Company agreed to waive its right to terminate the Merger Agreement until June 30, 2002; provided that First Step has delivered to the Company a true and correct copy of First Step's financial statements (as described in the Merger Agreement) on or before May 8, 2002. The Company accepted delivery of the financial statements subsequent to May 8, 2002 and waived the late delivery of First Step's financial statements.

         There can be no assurance that the Merger will in fact be consummated, or that the shares of the Company's common stock will have any value following the Merger.

Government Regulation

         Having effectively ceased operations in August 2001, the Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. Web site developers such as the Company face potential liability for the actions of clients and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. Any imposition of liability from the Company's prior operations could have a material adverse effect on the Company.

Employees

         As a result of the transaction entered into with IIS in August 2001 and the fact that the Company has effectively ceased operations, at December 31, 2001, the Company had only one full time employee, Gary Brown, the Company's current President, Chief Operating Officer, Chief Financial Officer and Secretary. Since August 2001, Mr. Brown's employment with the Company has been limited to structuring and negotiating the transactions contemplated by the Merger Agreement and the Reverse Stock Split, as well as liquidating assets, collecting accounts receivable and paying creditors. Since December 31, 2001, Mr. Brown has taken no salary.

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

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock was delisted from the Nasdaq SmallCap Market ("NASDAQ") effective August 15, 2001 and currently trades in the over-the-counter market under the symbol "KTWO.OB." Prior to its delisting, the Company's common stock was traded on NASDAQ under the symbol "KTWO." The following table sets forth, for the periods indicated, the range of high and low price quotes of the Company's common stock as reported by the over-the-counter bulletin board (for periods subsequent to the delisting) and NASDAQ (for periods prior to the delisting) from the quarter ended March 31, 2000 through December 31, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

              Fiscal Quarter Ended                 High                   Low
              --------------------                 ----                   ---

              March 31, 2000                   $   10.50             $    5.13

              June 30, 2000                    $    6.94             $    4.13

              September 30, 2000               $    6.75             $    3.06

              December 31, 2000                $    4.25             $    0.44

              March 31, 2001                   $    1.06             $    0.28

              June 30, 2001                    $    0.46             $    0.26

              September 30, 2001               $    0.29             $    0.02

              December 31, 2001                $    0.05             $    0.02

         The approximate number of record holders of the Company's common stock at December 31, 2001 was 26, not including beneficial owners whose shares are held by banks, brokers and other nominees.

         There were no repurchases by the Company of its common stock on the open market or from any of its stockholders in fiscal year 2000 or 2001. At December 31, 2001, the Company held a total of 417,417 shares of treasury stock at a cost of $819,296.

         On December 11, 2000, the Company entered into a common stock purchase agreement (the "Fusion Facility") with Fusion Capital Fund II, LLC ("Fusion Capital"), a Chicago-based institutional investor. On January 26, 2001, the Company issued to Fusion Capital, as a commitment fee for the Fusion Facility, 380,485 shares of common stock, as well as warrants to purchase 297,162 shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. In May 2001, the Company issued 862,069 shares of common stock under the Fusion Facility to an officer of the Company, in exchange for net proceeds of $250,000. On August 14, 2001, Fusion Capital exercised a warrant to purchase an additional 297,162 shares of the Company's common stock at an exercise price of $.01 per share. After applying the net exercise provisions of the warrant, based upon the closing sale price of the Company's common stock of $0.15 per share on August 13, 2001, Fusion Capital received 277,351 shares of common stock upon exercise of the warrant. The shares of common stock and warrants issued to Fusion Capital were sold pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended, as an offering not involving any public offering. Because the common stock and warrants were issued to Fusion Capital as a commitment fee under the Fusion Facility, no proceeds were received by the Company upon issuance of such common stock and warrants.

         The Company has not paid any dividends. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results and Market Price of Stock" commencing on page 7.

Overview

         Founded in 1993, the Company is a digital professional services company that, until August 2001, has historically provided consulting and development services, including analysis, planning, systems design, creative and implementation. In August 2001, the Company effectively ceased operations as described below.

Restatement (discussion of material changes from the unaudited financial statements previously filed)

         As discussed in the introductory Explanation Note, in March 2002, the Securities and Exchange Commission ("SEC") issued a release (the "March 2002 SEC release") adopting certain temporary and final rules due to the indictment of Arthur Andersen LLP ("Andersen"), the Company's former auditor. The Company, in compliance with the March 2002 SEC release, filed its annual report on April 16, 2002 which included unaudited financial statements and is subsequently amending its annual report to include financial statements audited by the Company's new auditor, Rothstein, Kass & Company, P.C. Further, as allowed by the March 2002 SEC release, this annual report makes use of the Company's financial statements for the year ended December 31, 2000 which were audited by Andersen and have not been reissued by Andersen for use in this report.

         Following is a reconciliation of 2001 net loss as previously reported in the Company's annual report, filed on April 16, 2002, to 2001 net loss as reported in the accompanying consolidated statement of operations:

Net Loss, as previously filed                                       $(4,923,679)

Additional impairment adjustment related to available-for-sale
securities deemed permanently impaired                                  (84,700)

Asset reserves and accruals                                            (102,955)

Noncash consulting charge (options granted to a vendor)                 (28,000)
                                                                    -----------

Net loss, per accompanying consolidated statement of operations     $(5,139,334)

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

         In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of December 31, 2001, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. Collection of the amounts due is uncertain.

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

         Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors. The Company does not have any ongoing business operations or any remaining revenue sources beyond those few remaining receivables not purchased by IIS and not yet collected by the Company. Accordingly, the Company's remaining operations will be limited to either the sale of the Company or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The proceeds from the sale of assets plus the additional payment due from IIS (collection of the which is uncertain), together with assets not sold to IIS may not be sufficient to repay substantially all remaining liabilities of the Company. The Company has entered into negotiations with certain creditors to settle specific obligations for amounts less than reflected in the financial statements reported herein. If these negotiations are unsuccessful, there will not be sufficient cash to repay all of the obligations of the Company.

Summary of results

         As a result of the August 2001 sale of assets, operating results from discontinued operations have been segregated from continuing operation and reported as a separate line item on the consolidated financial statements. The year ended December 31, 2000 consolidated financial statements were restated to conform to the 2001 presentation. Following is a summary of the Company's operations for the years ended December 31, 2001 and 2000:

                                                       2001            2000
                                                    -----------     -----------

Revenues                                            $      --       $      --

General and administrative expenses                     570,459         450,349

Impairment of available-for-sale securities           1,412,747
                                                    -----------     -----------

Loss from continuing operations                      (1,983,206)       (450,349)
                                                    -----------     -----------

Discontinued operations
  Loss from operations                               (3,374,238)     (1,475,194)
  Gain on disposal                                      218,110
                                                    -----------     -----------

                                                     (3,156,128)     (1,475,194)
                                                    -----------     -----------

Net loss                                            $(5,139,334)    $(1,925,543)

         General and administrative expenses primarily represent cash and noncash compensation to the Company's remaining officer, professional fees and ongoing ancillary costs. Impairment of available-for-sale securities represents the permanent decline in market value of the Company's investment in 110,000 shares of common stock of 24/7 Media, Inc. The decline was previously reflected in "accumulated other comprehensive income" in the stockholders' equity section of the December 31, 2000 consolidated balance sheet.

         See Note 3 of "Item 7 - Consolidated Financial Statements" for further detail of discontinued operations for the years ended December 31, 2001 and 2000. Since the Company has ceased this operation, no further discussion has been presented in this discussion and analysis.

Continuing Operations, Liquidity and Capital Resources

         Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors. The Company does not have any ongoing business operations or revenue sources beyond those assets not purchased by IIS. Accordingly, the Company's remaining operations will be limited to either a busines combination with an existing business or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The proceeds from the sale of assets plus the additional contingent payments from IIS, together with assets not sold to IIS may not be sufficient to repay substantially all of the liabilities of the Company. These, among other matters, raise substantial doubt about the Company's ability to continue as a going concern.

         The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. On January 15, 2002, the Company entered into the Merger Agreement described above. Under the terms of the Merger Agreement, the Company intends to acquire First Step by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into First Step in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

         As a condition to the Merger, the Company is required to implement the Reverse Stock Split described above. The implementation of the Reverse Stock Split is subject to the approval of the stockholders of the Company. The Board of Directors of the Company has approved the Reverse Stock Split and will submit the Reverse Stock Split to the stockholders of the Company for their approval.

         In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's proxy statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the third quarter of 2002, subject to the requisite stockholder approval.

         The Company's cash balance of $5,380 at December 31, 2001, decreased by $730,226 or 99% compared to the $735,606 cash balance at December 31, 2000. This decrease is primarily due to the fact that the Company effectively ceased its operations as of August 1, 2001.

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

         In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's proxy statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the third quarter of 2002, subject to the requisite stockholder approval. Although First Step has assured the Company that First Step remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

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

         See Item 13(a)(2) in Part IV.

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

         During the two most recent fiscal years, and through April 10, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

         Andersen added an explanatory paragraph to their audit opinion issued in connection with the Company's financial statements for the fiscal year ended December 31, 2000 which states that the Company's losses since inception and dependence on outside financing raise substantial doubt about its ability to continue as a going concern. The Company's financial statements for the fiscal year ended December 31, 2000 did not include any adjustments that might result from the outcome of that uncertainty. With the exception of the foregoing, the audit reports of Andersen on the consolidated financial statements of the Company as of and for each of the two fiscal years ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-B occurred within the two most recent fiscal years and through April 10, 2002.

         The Company provided Andersen with a copy of the above disclosures. A letter dated April 10, 2002, from Andersen stating its agreement with our statements is listed under Item 13(a)(2) in Part IV as Exhibit 16.1 and is incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 16, 2002.

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

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors of the Company

         Since December 31, 2000, three directors have tendered their resignations from the Company's Board of Directors. P. Scott Munro resigned effective June 2001, Lynn Fantom resigned effective November 6, 2001 and Dr. Steven N. Goldstein resigned effective March 31, 2002. Set forth below are the current directors of the Company.

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

         Douglas E. Cleek, age 39, who co-founded the Company in 1993, has been a director of the Company since it was reorganized as a corporation in January 1995. From January 1995 until August 2001, Mr. Cleek served as the Company's Executive Vice President--Chief Creative Officer. From 1993 until 1995, Mr. Cleek was a general partner of the Company. For more than five years prior to that, Mr. Cleek was an art director for William Allen & Co. and its successor, A.J. Bart & Sons, specializing in graphic promotional materials for the hospitality industry.

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

ITEM 10. Executive Compensation

Director Fees

         Directors who are employees of the Company receive no additional compensation for their service as directors. Directors not so employed are entitled to receive $25,000 in compensation annually and are entitled to be reimbursed for expenses incurred in connection with meeting attendance. In addition, each of the Company's non-employee Directors are granted options to acquire 5,000 shares of the Company's common stock upon their election or reelection to the Board.

Advisor Fees

         All nonemployees serving as members of the Company's Board of Advisors receive options to purchase up to 5,000 shares of the Company's common stock upon their election to the Board of Advisors. There are two members of the Board of Advisors.

Executive Compensation

         The following table sets forth, for the last three completed fiscal years, the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer, and those other executive officers (the "Named Executives") who served in executive capacities during fiscal 2001 and had aggregate compensation in excess of $100,000. Except for Mr. Brown, each of the Named Executives has resigned his or her position as an officer of the Company, effective August 2001.

                                                    Annual Compensation(1)            Long Term Compensation
                                                    ----------------------            ----------------------
                                                                                     Restricted
                                                                         Bonus       Stock           Option
Name and Principal Position                   Year       Salary ($)      ($)         Awards          Awards
---------------------------                   ----       ----------      -----       ----------      ------
Lynn Fantom, Chief Executive                  2001        144,173          --            --            200,000
Officer and President (2)                     2000        250,000          --            --              --
                                              1999        250,000          --            --              --

Matthew G. de Ganon, Executive Officer        2001        164,231          --            --              --
and
Chairman of the Board (2)                     2000        228,392          --            --              --
                                              1999        175,613        25,000          --              --

Douglas E. Cleek, Executive                   2001        115,837          --            --              --
Vice President--Chief Creative                2000        182,423          --            --              --
Officer (2)                                   1999        166,794        25,000          --              --

Gary W. Brown, President,                     2001        192,539(4)       --            --            100,000
Chief Operating Officer,                      2000        151,442          --        100,000(5)        268,000
Secretary and Chief Financial
Officer (3)

------------
(1) The value of perquisites and other personal benefits does not exceed 10% of the officer's salary.
(2)  Resigned as an officer of the Company effective November 6, 2001.
(3)  Joined the Company in April 2000 and remains as an officer and director.
(4) Mr. Brown accepted compensation less than provided for in his employment agreement during 2001, and has received no salary since December 31, 2001.
(5) 50,000 shares vested on April 14, 2001 and the remaining 50,000 shares vested on April 14, 2002. Based on the closing price of the Company's common stock on April 14, 2000 of $5.00 per share, the fair market value of the restricted stock awards on the date of grant was $500,000.

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

         Gary W. Brown joined the Company as Executive Vice President and Chief Operating Officer on April 14, 2000 and is currently the Company's President, Chief Financial Officer, Chief Operating Officer and Secretary. Mr. Brown signed an employment contract with the Company that expired on March 31, 2002. The employment contract provided for an annual salary of $225,000 and a discretionary annual bonus in the form of stock options up to a maximum of 100,000 shares of the Company's common stock per year. Upon joining the Company, Mr. Brown also received 100,000 shares of restricted stock and options to purchase up to 263,000 shares of the Company's common stock, all of which had vested as of April 14, 2002. In the event of a change of control of the Company, all of Mr. Brown's unvested stock options were to immediately vest pursuant to his employment contract and if, within 180 days after a change of control, Mr. Brown is dismissed from the Company for any reason other than "Cause" or if Mr. Brown were to resign from the Company for "Good Reason" (as each term is defined in his employment contract), Mr. Brown was to be entitled to a payment equal to the greater of $225,000 or his base salary for the remainder of his employment term. Pursuant to his employment contract, Mr. Brown is also subject to a non-compete restriction for twelve months after the termination of his employment.

Option Grants in Fiscal 2001

         The following table sets forth individual grants of stock options made under the Company's 1996 Stock Incentive Plan (the "1996 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan") during the fiscal year ended December 31, 2001 for the Chief Executive Officer of the Company and each of the Named Executives.

                                                   Percent of Total
                          Number of Securities    Options Granted to
                           Underlying Options     Employees in Fiscal      Exercise or Base
Name                            Granted                 Year(1)              Price ($/Sh)         Expiration Date
----                      --------------------    -------------------      ----------------       ---------------

Lynn Fantom                  200,000(2)(3)                67%                   $0.75             January 2, 2011

Matthew G. de                      --                     --                      --                     --
Ganon

Douglas E. Cleek                   --                     --                      --                     --

Gary W. Brown                  100,000(2)                 33%                   $0.75             January 2, 2011

----------------
(1) Calculated as a percentage of total options granted to all employees under both the 1996 Plan and the 1997 Plan.
(2)  Such options were granted under the 1997 Plan.
(3) All unvested options granted to Ms. Fantom were cancelled upon her resignation from the Board of Directors effective November 6, 2001.

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

                                                                                               Value of
                                                         Number of Securities            Unexercised In-the-Money
                             Shares                     Underlying Unexercised          Options held on December 31,
                            Acquired                 Options at December 31, 2001             2001 ($)(1)
                               on         Value      ----------------------------      -----------------------------
Name                        Exercise     Realized    Exercisable    Unexercisable      Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------
Lynn Fantom                    --          --        400,000(2)          --               --              --

Matthew G. de Ganon            --          --          6,250(3)          --               --              --

Douglas E. Cleek               --          --          6,250(3)          --               --              --

Gary W. Brown                  --          --        268,000(4)      100,000(2)           --              --

--------------------
(1) Based on the closing price of the Company's common stock on December 31, 2001, the last day in fiscal 2001 on which the markets were open for business, which was $0.03.
(2)  Represents grants made under the 1997 Plan.

(3)  Represents grants made under the 1996 Plan.

(4) Represents 246,000 options granted under the 1997 Plan and 22,000 options granted under the 1996 Plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

         The following table sets forth information, as of April 15, 2002 as to the beneficial ownership of common stock (including shares which may be acquired within 60 days pursuant to stock options) of Lynn Fantom and each director of the Company, the Chief Executive Officer of the Company, all directors and executive officers as a group and persons known by the Company to beneficially own 5% or more of the common stock. Except as set forth below, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such person. Except as otherwise indicated, the address of each person included in the table is c/o the Company, 30 Broad Street, 15th Floor, New York, New York 10004.

                                           Shares of Common Stock
Name of Owner                                 Beneficially Owned                 Percent of Class (1)
-------------                                 ------------------                 ----------------

Matthew G. de Ganon                               936,993(2)                           18.8

Douglas E. Cleek                                  430,531(2)(3)                         8.6

Lynn Fantom                                       405,000(4)                            8.1

Gary W. Brown                                   1,348,069(5)                           27.1

Steven N. Goldstein                                15,000(6)                             *

David Sklaver                                      15,000(6)                             *

All Directors and Executive                     2,720,062(7)                           54.6
Officers as a group (6 persons)


--------------------------------------------------------------------------------
*Less than one percent.

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

                                     PART IV

ITEM 13. Exhibit List and Reports on Form 8-K

(a)  Documents filed as part of this report:                               Page

     1.  Independent Auditors' Report....................................F-1 - 2

     2.  Consolidated Financial Statements

         Consolidated Balance Sheet - December 31, 2001......................F-3

         Consolidated Statements of Operations and Comprehensive Loss - For the
         years ended December 31, 2001 and 2000..............................F-4

         Consolidated Statements of Stockholders' Equity (Deficit) - For the
         years ended December 31, 2001 and 2000..............................F-5

         Consolidated Statements of Cash Flows - For the years ended
         December 31, 2001 and 2000......................................F-6 - 7

         Notes to Consolidated Financial Statements.....................F-8 - 16

         Schedule II - Valuation and Qualifying Accounts....................F-17

     3.  Exhibits

         3.1      Certificate of Incorporation of the Company*

         3.1(a)   Amendment to Certificate of Incorporation of the Company*

         3.1(b) Amendment to Certificate of Incorporation of the Company (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00).

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

         4.2      Warrant Certificate*

         4.4 Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Company*

         4.5      Voting Agreement among Messrs. Centner, de Ganon, Cleek and
                  Szollose*

         10.1     1996 Stock Incentive Plan and Rules Relating thereto*

         10.2 1997 Stock Option Plan (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/96).

         10.3 Amendment to 1997 Stock Option Plan (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00).

         10.4     Consulting Agreement with Harvey Berlent*

         10.5     Employment Agreement with Matthew G. de Ganon*

         10.6 Extension of Employment Agreement with Matthew G. de Ganon dated November 2, 1998 (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/98).

         10.7 Amendment to Employment Agreement of Matthew G. de Ganon dated April 14, 2000 (incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 03/31/00).

         10.8     Employment Agreement with Douglas E. Cleek*

         10.9 Extension of Employment Agreement with Douglas E. Cleek dated January 15, 1999 (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/98).

         10.10 Employment Agreement with Gary W. Brown dated April 14, 2000 (incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 03/31/00).

         10.11 Restricted Stock Agreement of Gary W. Brown (incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 03/31/00).

         10.12 Employment Agreement with Lynn Fantom dated February 13, 2001 (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00).

         10.13    Agreement of Lease dated as of April 18, 1997, between
                  30 Broad Associates, L.P., as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00).

         10.14 Amendment to Lease dated as of April 1, 1998, between 30 Broad Associates, L.P., as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00).

         10.15 Second Amendment to Lease dated as of July 10, 2000, between ASC-CSFB 30 Broad, LLC, as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 06/30/00).

         10.16 Common Stock Purchase Agreement dated as of December 11, 2000 between the Company and Fusion Capital Fund II, LLC (incorporated by reference from the Registrant's Current Report on Form 8-K filed 12/11/00).

         10.17 Form of Registration Rights Agreement between the Company and Fusion Capital Fund II, LLC (incorporated by reference from the Registrant's Current Report on Form 8-K filed 12/11/00).

         10.18 Master Transaction Agreement, dated as of August 20, 2001, between the Company and Integrated Information Systems, Inc. (incorporated by reference from the Registrant's Current Report on Form 8-K filed 8/30/01).

         10.19 Agreement and Plan of Merger, dated as of January 15, 2002, by and among First Step Distribution Network, Inc. and its shareholders, First Step Acquisition Corp. and the Company (incorporated by reference from the Registrant's Current Report on Form 8-K filed 01/17/02).

         10.20 Side Letter dated April 8, 2002, by and between the Company and First Step Distribution Network, Inc. (incorporated by reference from the Registrant's Annual Report on Form 10-KSB filed 04/16/02).

         16.1 Letter from Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from the Registrant's Current Report on Form 8-K filed 04/16/02).

         21.1     Subsidiary List*

* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.


         (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.

Dated:  May 31, 2002

                                       By: /s/  Gary W. Brown
                                           ------------------------------------
                                           Gary W. Brown, President


          Signature                                      Title                                      Date
          ---------                                      -----                                      ----
/s/ Matthew G. de Ganon*         Chairman of the Board                                            May 31, 2002
------------------------------
Matthew G. de Ganon

/s/ Gary W. Brown*               Chief Operating Officer, Secretary, Chief Financial              May 31, 2002
------------------------------   Officer (Principal Financial and Accounting Officer), and
Gary W. Brown                    Director

/s/ Douglas E. Cleek*            Director                                                         May 31, 2002
------------------------------
Douglas E. Cleek

/s/ David R. Sklaver*            Director                                                         May 31, 2002
------------------------------
David R. Sklaver

*By Gary W. Brown, Attorney-in-fact

                                K2 DIGITAL, INC.
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Reports                                              F-1-2


Consolidated Financial Statements

   Consolidated Balance Sheet                                                F-3
   December 31, 2001

   Consolidated Statements of Operations and Comprehensive Loss              F-4
   For the Years Ended December 31, 2001 and 2000

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-5
   For the Years Ended December 31, 2001 and 2000

   Consolidated Statements of Cash Flows                                 F-6 - 7
   For the Years Ended December 31, 2001 and 2000

   Notes to Consolidated Financial Statements                           F-8 - 16

Schedule II - Valuation and Qualifying Accounts                             F-17

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of K2 Digital, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of K2 Digital, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Digital, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company sold fixed and intangible assets essential to its business operation and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2001, the Company had significant cumulative losses, a diminutive cash balance and working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to our auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    /s/  ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
May 15, 2002

INDEPENDENT AUDITORS' REPORT




To K2 Digital, Inc.:

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


                                           /s/  ARTHUR ANDERSEN LLP

New York, New York
February 26, 2001



THE FOREGOING REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP (SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

                        K2 DIGITAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2001

ASSETS

Current assets
   Cash                                                        $          5,380
   Accounts receivable, net of allowance for
    doubtful accounts of $71,650                                         68,807
   Investment in available-for-sale-securities                           25,300
                                                               ----------------

                                                               $         99,487
                                                               ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                            $        205,727
   Accrued expenses and other current liabilities                        94,806
                                                               ----------------

        Total current liabilities                                       300,533
                                                               ----------------

Commitments and contingencies

Stockholders' deficit
   Preferred stock, $0.01 par value,
    authorized 1,000,000 shares,
    issued and outstanding nil shares
   Common stock, $0.01 par value,
    authorized 25,000,000 shares,
    issued 5,400,116 shares,
    outstanding 4,982,699 shares                                         54,001
   Treasury stock, 417,417 shares at cost                              (819,296)
   Additional paid-in capital                                         8,313,410
   Deferred compensation                                                (72,355)
   Accumulated deficit                                               (7,676,806)
                                                               ----------------

        Total stockholders' deficit                                    (201,046)
                                                               ----------------

                                                               $         99,487
                                                               ================

See accompanying notes to consolidated financial statements.

                        K2 DIGITAL, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                       Year Ended            Year Ended
                                                                                      December 31,          December 31,
                                                                                          2001                  2000
                                                                                    ----------------------------------------

Revenues                                                                            $               -     $               -

General and administrative expenses                                                           570,459               450,349

Impairment of available-for-sale securities                                                 1,412,747
                                                                                    ----------------------------------------

Loss from continuing operations                                                            (1,983,206)             (450,349)
                                                                                    ----------------------------------------

Discontinued operations
Loss from operations                                                                       (3,374,238)           (1,475,194)
Gain on disposal                                                                              218,110
                                                                                    ----------------------------------------

                                                                                           (3,156,128)           (1,475,194)
                                                                                    ----------------------------------------

Net loss                                                                            $      (5,139,334)    $      (1,925,543)
                                                                                    ========================================

Net loss per common share, basic and diluted

Loss from continuing operations                                                     $           (0.45)    $           (0.13)

Loss from discontinued operations                                                               (0.71)                (0.44)
                                                                                    ----------------------------------------

Net loss                                                                            $           (1.16)    $           (0.57)
                                                                                    ========================================

Weighted average common shares outstanding,
 basic and diluted                                                                          4,440,836             3,371,579
                                                                                    ========================================


Comprehensive loss:

Net loss                                                                            $      (5,139,334)    $      (1,925,543)

Other comprehensive income (loss)
  Unrealized loss on available-for-sale securities                                            (36,043)           (4,229,900)
  Reclassification adjustment in light of permanent
    decline in investment in available-for-sale securities                                  1,412,747
                                                                                    ----------------------------------------

Comprehensive loss                                                                  $      (3,762,630)    $      (6,155,443)
                                                                                    ========================================

See accompanying notes to consolidated financial statements.

                        K2 DIGITAL, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Years Ended December 31, 2001 and 2000

                                                                                                                   Accumulated
                                                                                                                     Other
                                                   Common Stock             Treasury          Additional          Comprehensive
                                              Shares        Amount           Stock          Paid-in Capital       Income (Loss)
                                              ------        ------          --------        ---------------       -------------
Balances,  January 1, 2000                  3,750,582      $37,505          $(819,296)         $6,908,220          $2,853,196

Net Loss

Issuance of restricted stock                  100,000        1,000                                499,000

Amortization of deferred compensation

Cashless exercise of stock options             19,379          194                                147,516

Proceeds from stock options exercised          10,250          102                                 27,507

Change in fair value of securities
 available for sale                                                                                                (4,229,900)
                                            -----------------------------------------------------------------------------------

Balances, December 31, 2000                 3,880,211      $38,801          $(819,296)         $7,582,243         $(1,376,704)
                                            -----------------------------------------------------------------------------------
Fusion Capital transactions (see Note 7):
  Issuance of common stock and warrants
    as commitment fee                         380,485        3,805                                714,562

Issuance of Stock to Fusion Capital           862,069        8,621                                 (8,621)

Exercise of warrants by Fusion Capital        277,351        2,774                                 (2,774)

Write-off of deferred issuance costs

Amortization of deferred compensation

Unrealized loss on
 available-for-sale securities                                                                                        (36,043)

Reclassification adjustment in light of
 permanent decline in investment in
 available-for-sale securities                                                                                      1,412,747

Issuance of options for consulting
  services                                                                                         28,000

Net loss
                                            -----------------------------------------------------------------------------------
Balances, December 31, 2001                 5,400,116      $54,001          $(819,296)         $8,313,410         $         -
                                            ===================================================================================


                                                                                                            Total
                                                                                                            Stock-
                                                                                       Accumulated         holders'
                                                Deferred             Deferred            Equity             Equity
                                              Compensation        Issuance Costs        (Deficit)          (Deficit)
                                              ------------        --------------       -----------         ---------
Balances,  January 1, 2000                      $     -           $            -       $  (611,929)       $ 8,367,696

Net Loss                                                                                (1,925,543)        (1,925,543)

Issuance of restricted stock                   (500,000)                                                         -

Amortization of deferred compensation           177,649                                                       177,649

Cashless exercise of stock options                                                                            147,710

Proceeds from stock options exercised                                                                          27,609

Change in fair value of securities
 available for sale                                                                                        (4,229,900)
                                            --------------------------------------------------------------------------

Balances, December 31, 2000                   $(322,351)          $            -       $(2,537,472)        $2,565,221
                                            --------------------------------------------------------------------------
Fusion Capital transactions (see Note 7):
  Issuance of common stock and warrants
    as commitment fee                                                   (718,367)

  Issuance of Stock to Fusion Capital                                    250,000                              250,000

  Exercise of warrants by Fusion Capital

  Write-off of deferred issuance costs                                   468,367                              468,367

Amortization of deferred compensation           249,996                                                       249,996

Unrealized loss on
 available-for-sale securities                                                                                (36,043)

Reclassification adjustment in light of
 permanent decline in investment in
 available-for-sale securities                                                                              1,412,747

Issuance of options for consulting
  services                                                                                                     28,000

Net loss                                                                                (5,139,334)        (5,139,334)
                                            --------------------------------------------------------------------------
Balances, December 31, 2001                    $(72,355)          $            -       $(7,676,806)         $(201,046)
                                            ==========================================================================

See accompanying notes to consolidated financial statements.

                        K2 DIGITAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended            Year Ended
                                                                                      December 31,          December 31,
                                                                                          2001                  2000
                                                                                    ----------------------------------------

Cash flows from operating activities
Net loss                                                                            $      (5,139,334)    $      (1,925,543)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Impairment of investment in available-for-sale securities                                 1,412,747
  Noncash consulting and compensation expenses                                                277,996               325,359
  Write-off of deferred issuance and financing costs                                          722,861
  Gain on disposal of discontinued operations                                                (218,110)
  Depreciation and amortization                                                               210,640               332,281
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                                1,601,342              (744,584)
    Prepaid expenses and other current assets                                                  40,825               (73,073)
    Unbilled revenue                                                                          482,773               189,817
    Other assets                                                                                                      2,882
    Accounts payable                                                                         (572,134)              300,714
    Accrued expenses and other current liabilities                                           (639,264)               72,880
    Deferred revenue and customer advances                                                   (129,954)              238,358
    Deferred rent                                                                             121,926               107,950
    Restricted cash                                                                           250,000               (99,289)
                                                                                    ----------------------------------------
Net cash used in operating activities                                                      (1,577,686)           (1,272,248)
                                                                                    ----------------------------------------
Cash flows from investing activities
  Net proceeds from disposal of discontinued operations                                       528,500
  Gross proceeds from sale of available-for-sale securities                                    94,127
  Purchase of equipment                                                                        (8,074)             (298,899)
  Software development costs                                                                                       (274,567)
  Advances for proposed transaction                                                                                (254,494)
  Investments in available-for-sale securities                                                                     (100,000)
                                                                                    ----------------------------------------
Net cash provided by (used in) investing activities                                           614,553              (927,960)
                                                                                    ----------------------------------------

Cash flows from financing activities
  Principal payments on note payable                                                          250,000
  Proceeds from note payable                                                                 (250,000)
  Principal payments on capital lease obligations                                             (17,093)              (28,712)
  Proceeds from the issuance of common stock                                                  250,000
  Options exercised for cash                                                                                         27,609
                                                                                    ----------------------------------------
Net cash provided by (used in) financing activities                                           232,907                (1,103)
                                                                                    ----------------------------------------
Net decrease in cash                                                                         (730,226)           (2,201,311)

Cash, beginning of year                                                                       735,606             2,936,917
                                                                                    ----------------------------------------

Cash, end of year                                                                   $           5,380     $         735,606
                                                                                    ========================================

See accompanying notes to consolidated financial statements.

                        K2 DIGITAL, INC. AND SUBSIDIARY

                                                                                        Year Ended             Year Ended
                                                                                       December 31,           December 31,
                                                                                           2001                   2000
                                                                                    -------------------------------------------
Supplemental disclosure of cash flow information:
   Approximate cash paid during the year for interest                                $           10,000     $            4,000
                                                                                     =========================================

Supplemental disclosure of noncash investing and financing activities:

   Common stock and warrants issued for financing costs                             $          718,367     $                -
                                                                                     =========================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Prior business and going concern consideration

Through August 2001, K2 Digital, Inc. (together with its wholly-owned subsidiary, the "Company") was a strategic digital services company that provided consulting and development services including analysis, planning, systems design and implementation. In August 2001, the Company completed the sale of fixed and intangible assets essential to its business operations to Integrated Information Systems, Inc. ("IIS") (see Note 3).

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 3, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2001, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $201,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan includes a proposed business combination with First Step Distribution Network, Inc. ("First Step"), a California-based business consulting firm, in a reverse merger transaction (see Note 8). If the Company is unsuccessful in completing the preceding transaction, management's alternative plan may include a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.


2. Summary of significant accounting policies

Restatements

Certain prior year amounts have been restated to conform to the 2001 discontinued operations presentation (see Note 3).

In March 2002, the Securities and Exchange Commission ("SEC") issued a release (the "March 2002 SEC release") adopting certain temporary and final rules intended to assure a continuing and orderly flow of information to investors and the U.S. capital markets and to minimize any potential disruptions that might otherwise occur as a result of the indictment of Arthur Andersen LLP ("Andersen"), the Company's former auditor.

In the March 2002 SEC release, the SEC adopted rules pursuant to which the SEC will accept filings that include unaudited financial statements from any Andersen client that is unable to obtain from Andersen (or elects not to have Andersen issue) a manually signed audit report and is therefore unable to provide timely audited financial statements. The rules adopted by the SEC require that any Andersen client electing this alternative will generally be required to amend their filings within 60 days to include audited financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In light of the foregoing and in connection with its April 2002 appointment of a new auditor for the year ended December 31, 2001, the Company filed its December 31, 2001 Form 10-KSB, which included unaudited financial statements, on April 16, 2002 (the "April 16, 2002 filing"). Following is a reconciliation of 2001 net loss as previously reported in the April 16, 2002 filing to 2001 net loss as reported in the accompanying consolidated statement of operations:

Net Loss, as previously filed                                   $(4,923,679)


Additional impairment adjustment related to
 available-for-sale securities deemed
 permanently impaired                                               (84,700)

Asset reserves and accruals                                        (102,955)

Noncash consulting charge (options
 granted to a vendor)                                               (28,000)
                                                                -----------

Net loss, per accompanying consolidated
 statement of operations                                        $(5,139,334)
                                                                ===========

Year Ended December 31, 2000

The Company's consolidated financial statements for the year ended December 31, 2000 were audited by Andersen.

In the March 2002 SEC release, the SEC amended Rule 2-02 of Regulation S-X to provide that those issuers that cannot obtain an accountants' report from Andersen after reasonable efforts may file a copy of the latest signed and dated accountants' report issued by Andersen for such period, for which the Company has done. Hence, Andersen's independent auditors' report on the consolidated financial statements of the Company for the year ended December 31, 2000, dated February 26, 2001, has not been reissued by Andersen.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of K2 Digital, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of significant accounting policies (continued)

Revenue Recognition (of discontinued operations)

Revenues were recognized on the percentage of completion method based upon the ratio of costs incurred to total estimated costs. Unbilled revenues represented costs incurred and anticipated profits earned on projects in progress in excess of amounts billed. Deferred revenues and customer advances represented amounts billed in excess of costs incurred and estimated profit earned. Such billings generally occurred at the beginning of contract periods, and were in accordance with contract provisions. Provisions for any estimated losses on uncompleted contracts were made in the period in which such losses were determinable. A portion of the Company's revenues were generated on a fixed fee for service basis.

Investment in Available-For-Sale Securities

As of December 31, 2001, the Company held 110,000 shares of common stock of 24/7 Media, Inc. These shares have been classified as "investment in available-for-sale securities" as a result of the Company's ability and intent to sell such shares in the near future. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the shares are stated at fair market value of $25,300 on the accompanying December 31, 2001 consolidated balance sheet. Management believes that the decline of approximately $1.4 million in value of such investment is permanent. Accordingly, such amount, which previously was reflected in "accumulated other comprehensive loss" in stockholders' equity, has been reclassified to the 2001 consolidated statement of operations as impairment of available-for-sale securities.

Fixed Assets (of discontinued operations)

Fixed assets were stated at cost less accumulated depreciation and amortization. The Company provided for depreciation and amortization using the straight-line method over the following estimated useful lives:


                                                                 Estimated
                            Assets                             Useful Lives

                  Computer and equipment                            3 Years
                  Furniture and fixtures                            5 Years
                  Leasehold improvements                      Term of lease


Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Summary of significant accounting policies (continued)

Net Loss Per Common Share

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2001 and 2000 were the same.

Stock-Based Compensation

The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" but disclose the pro forma effect on net income
(loss) had the fair value of the options been expensed. The Company has elected to continue to apply ABP Opinion No. 25 in accounting for its stock option incentive plans.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective the first quarter of the year ending December 31, 2002, goodwill will no longer be subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement established a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, " for long-lived assets to be disposed of by sale and to address significant implementation issues.

The Company does not anticipate that these pronouncements will have a significant impact on its consolidated financial position, results of operations or cash flows.


3.       Sale of assets and discontinued operations

Background

On August 29, 2001, the Company sold fixed and intangible assets essential to its business operations to IIS including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS. IIS also assumed certain deferred revenues and customer deposits.

Under the terms of the purchase agreement governing the transaction (the "Purchase Agreement"), IIS assumed the Company's office lease obligations, took up occupancy in the Company's premises and made offers of employment to substantially all of the remaining employees of the Company, which offers have been accepted.

                        K2 DIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Sale of assets and discontinued operations (continued)

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS and additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of December 31, 2001, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remained unpaid by IIS.

Under the Purchase Agreement, the Company also received from IIS a cash fee of $50,000 in return for entering into certain non-competition provisions contained in the Purchase Agreement, which provide that the Company will not, for a period of five year (i) engage in any business of substantially the same character as the business engaged in by the Company prior to the transaction, (ii) solicit for employment any employee of IIS (including former employees of the Company), or (iii) solicit any client or customer of IIS (including any customer transferred to IIS under the Purchase Agreement) to do business with the Company.

The aggregate cash consideration delivered to the Company at closing was $544,000, of which approximately $258,000 was paid directly to K2 Holdings LLC, an affiliate of SGI Graphics, LLC (collectively, "SGI") the Company's principal secured creditor, in order to release SGI's security interest in the assets of the Company.

Discontinued operations presentation and restatement

The operating results relating to the discontinued operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has restated its consolidated financial statements for the year ended December 31, 2000 to conform to the 2001 presentation.

The following table provides certain information related to the discontinued operations for the years ended December 31, 2001 and 2000:

                                                  2001              2000

Revenues                                      $ 1,999,407       $ 5,162,213
                                              -----------------------------

Direct salaries and costs                       1,978,970         3,344,791
Selling, general and administrative
 expenses                                       3,234,248         3,090,885
Depreciation and amortization                     210,610           332,281
Other income                                      (50,183)         (130,550)
                                              -----------------------------

                                                5,373,645         6,637,407
                                              -----------------------------

                                              $(3,374,238)      $(1,475,194)
                                              =============================

                        K2 DIGITAL, INC. AND SUBSIDIARY

4.       Commitments and contingencies

The Company had a two-year employment contract with an executive officer, which expired March 31, 2002. The contract provided for an annual salary of $225,000 and a discretionary bonus in the form of stock options based upon individual and Company performance. Such agreement also provided for 100,000 shares of restricted Common Stock, which vest over two years, 50% on April 14, 2001 and 50% on April 14, 2002. The value of the stock at the grant date was $5.00 per share. As a result of this transaction, the Company incurred $500,000 of deferred compensation costs, which are being amortized over the two-year vesting period. The Company amortized $249,996 and $177,649 of deferred compensation in 2001 and 2000. Although this agreement is effective through March 31, 2002, the officer has elected to take a reduced salary in the 4th quarter of 2001 and not to be paid in cash under this agreement in 2002, due to the financial condition of the Company. However, the officer may be compensated for the shortfall through additional stock options in the future.

Although management believes that it has adequately provided for all of its known liabilities at December 31, 2001, the Company may be exposed to potential contingencies related to its business activities that have been discontinued.


5.       Income taxes

The benefit for income taxes on the net loss for the years ended December 31, 2001 and 2000 differs from the amount computed by applying the Federal statutory rate due to the following:

                                              2001              2000
                                         --------------    --------------

Statutory Federal income tax rate                (34.0)%           (34.0)%

State and local taxes, net                        (5.1)             (5.1)

Valuation allowance and other                     39.1              39.1
                                         --------------------------------

Effective income tax rate                            - %               - %
                                         =================================


As of December 31, 2001, the Company had net operating loss carryforwards of approximately $6.9 million for federal and state income tax purposes, which are available to reduce future taxable income and will expire through 2021 if not utilized. In addition, the impairment charge related to the investment in available-for-sale securities of approximately $1.4 million is not deductible until the securities are sold. The future tax benefits associated with the net operating loss carryforwards and impairment charge were the primary components of an estimated $3.4 million deferred tax asset at December 31, 2001. A valuation allowance has been established for the entire amount of the deferred tax asset since its realization is considered unlikely. Further, a change in the ownership of a majority of the fair market value of the Company's common stock (such as the change in ownership that would occur in the contemplated transaction with First Step - see Note 8) could delay or limit the utilization of net operating loss carryforwards.

                        K2 DIGITAL, INC. AND SUBSIDIARY

6.       Stock option plan

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation of up to 225,000 and 500,000 options under the 1996 Plan and 1997 Plan respectively. The number of options available under the 1997 Plan were increased by an additional 400,000 and 800,000 options in 1999 and 2000, respectively, to a total of 1,700,000 options. In January 2001, the Board of Directors and stockholders approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for future issuance of the Company's common stock under the 1997 Plan from 1,700,000 shares to 3,000,000 shares. As of December 31, 2001, there were 1,135,500 shares of common stock available for grant under the Plans. The 1996 Plan expires on January 1, 2006 and the 1997 Plan expires on June 12, 2007. Under the terms of the Plans, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less that 110% of such fair market value for all options granted, and the options expire five years after the option grant date.

A summary of the Plans at December 31, 2001, and 2000 is presented in the table below:

                                                               Weighted Average
                                                  Shares        Exercise Price
                                              ----------------------------------

Outstanding at January 1, 2000                    642,700           $ 1.87
Granted                                         1,040,500           $ 3.70
Exercised                                         (29,129)          $ 2.09
Forfeited                                         (58,821)          $ 4.68
                                              -----------------------------

Outstanding at December 31, 2000                1,595,250           $ 2.96
Granted                                           175,000           $ 0.73
Forfeited                                        (815,000)          $ 2.93
                                              -----------------------------

Outstanding at December 31, 2001                  955,250           $ 2.55
                                              =============================


Shares exercisable at December 31, 2001                             701,250
                                                                    =======

                        K2 DIGITAL, INC. AND SUBSIDIARY

6.       Stock option plan (continued)

The Company accounts for the Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost is recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for the Plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net loss and basic and diluted net loss per common share for the years ended December 31, 2001 and 2000 would have been the following pro forma amounts:

                                           2001               2000

Net loss:
As reported                             $(5,139,334)       $(1,925,543)
                                        ===============================
Pro forma                               $(5,742,188)       $(2,445,078)
                                        ===============================

Net loss per common
  share, basic and diluted:
As reported                                 $ (1.16)           $ (0.57)
                                        ===============================
Proforma                                    $ (1.29)           $ (0.67)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with following assumptions: risk-free interest rates of 4.5% and 6.0% in 2001 and 2000, respectively; no expected dividend yields for options granted; expected lives of 4 years in 2001 and 2000 and expected stock price volatility of 124% and 127% in 2001 and 2000, respectively. The weighted average fair value of options granted during 2001 and 2000 was $0.63 and $2.00, respectively.


7.       Fusion capital agreement

In December 2000, the Company entered into a common stock purchase agreement (the "Fusion Facility") with Fusion Capital Fund II, LLC ("Fusion Capital") pursuant to which Fusion Capital would purchase up to $12 million of the Company's common stock in two tranches. Each $6 million tranche is to be purchased over a period of up to twenty-four months, subject to a six-month extension or earlier termination at the Company's discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. After all of the shares of the Company's common stock purchasable under the first tranche of the common stock purchase agreement have been purchased by Fusion Capital, the Company has the right to deliver to Fusion Capital an irrevocable written notice stating that it elects to commence the second tranche. The obligation of Fusion Capital to commence the second tranche is subject only to customary conditions, all of which are outside the control of Fusion Capital. In early 2001, the Company issued to Fusion Capital as a commitment fee for the Fusion Facility, an aggregate of 677,647 shares of common stock, 297,162 of these shares were issued in the form of warrants to purchase shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. The aggregate commitment fee (or deferred issuance cost) of approximately $718,000, including warrants valued at approximately $314,000 using a Black-Scholes option pricing model, was initially recorded as a "contra account" in the stockholders' equity and was to be applied over the course of the capital raising activity under the Fusion Facility.

                        K2 DIGITAL, INC. AND SUBSIDIARY

7.       Fusion capital agreement (continued)


In May 2001, the Company issued 862,069 shares of common stock under the Fusion Facility to an officer of the Company in exchange for net proceeds of $250,000. On August 14, 2001, Fusion Capital exercised warrants to purchase an additional 297,162 shares of the Company's common stock at an exercise price of $.01 per share. After applying the net exercise provisions of the warrant, based upon the closing sale price of the Company's common stock on the Nasdaq SmallCap Market of $.15 per share on August 13, 2001, Fusion Capital received 277,351 shares of common stock upon exercise of the warrant.

As a result of the sale of assets of the Company consummated in August 2001, the Company is currently in default under the agreement. In addition, due to the Company's current financial circumstances, the Company does not anticipate that, even if the current defaults are cured, it will be able to make any further issuances under the Fusion Facility. Accordingly, deferred issuance costs were written-off fully during the year ended December 31, 2001.


8.       Subsequent events

In January 2002, the Company entered into an agreement for a proposed merger with First Step on a date to be decided. Pursuant to the merger agreement, the Company intends to acquire First Step by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into First Step. If the transaction contemplated by the agreement is consummated, it is anticipated that the shareholders of First Step will thereby acquire substantially the majority of the issued and outstanding voting common stock of the Company. The proposed transaction is subject to various conditions including, but not limited to, a 3 for 1 reverse stock split of the Company's common stock and approval of the Company's shareholders.

In its capital raising efforts, First Step has granted equity interests and options in the Company (if the transactions with First Step is consummated) pursuant to (i) a convertible debt agreement whereby $100,000 of First Step notes would be convertible into common stock of the Company at a conversion rate of the lesser of (a) $0.0375 per share or (b) 80% of the lowest bid price of the Company during the 20 trading days prior to such conversion, subject to limitations; (ii) a subscription agreement whereby the subscribers would receive 50,000 shares of the Company's common stock and (iii) another First Step debt agreement resulting in the issuance of 30,000 shares of common stock of the Company.

                        K2 DIGITAL, INC. AND SUBSIDIARY

                                   SCHEDULE II


                         K2 DIGITAL, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



Allowance for doubtful accounts, January 1, 2000                       $100,000

Less: Charge-off of uncollectible accounts                              (11,751)

Add:  Provision to increase allowance for doubtful accounts              11,751
                                                                       --------

Allowance for doubtful accounts, December 31, 2000                      100,000

Less: Charge-off of uncollectible accounts                              (50,000)

Add:  Provision to increase allowance for doubtful accounts              21,650
                                                                       --------

Allowance for doubtful accounts, December 31, 2001                     $ 71,650
                                                                       ========