Form 10QSB/A
period 2002-03-31
K2 DIGITAL INC
filed 2002-06-28
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                                                                          Outstanding at April 30, 2002
-----                                                                                          -----------------------------
Common stock, par value $.01 per share...........................................................            4,982,699

  .....................................Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                                    Page
                                                                                                                    ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheet - March 31, 2002 (unaudited).....................................       1

         Condensed consolidated statements of operations and comprehensive loss -
         three months ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)..........................       2

         Condensed consolidated statements of cash flows - three months ended
         March 31, 2002 (unaudited) and March 31, 2001 (unaudited).............................................       3

         Notes to condensed consolidated financial statements..................................................       4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................................       7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................................................      10

SIGNATURES   ..................................................................................................      11

PART 1  -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS:
   Cash  .............................................................................................    $        2,023
   Accounts receivable, net of allowance for doubtful accounts of $71,650.............................
   Investment in available-for-sale securities........................................................            25,300
                                                                                                          --------------
         Total current assets.........................................................................    $       27,323
                                                                                                          ==============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable...................................................................................    $      141,846
   Accrued expenses and other current liabilities.....................................................            89,115
                                                                                                          --------------

      Total current liabilities.......................................................................           230,931
                                                                                                          --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, authorized 1,000,000 shares;
      issued and outstanding nil shares...............................................................              --
   Common Stock, $0.01 par value, authorized 25,000,000 shares;
      issued 5,400,116 shares outstanding 4,982,699 shares............................................            54,001
   Treasury stock, 417,417 shares at cost.............................................................          (819,296)
   Additional paid-in capital.........................................................................         8,313,410
   Deferred compensation..............................................................................            (9,855)
   Accumulated deficit................................................................................        (7,741,898)
                                                                                                          ---------------
Total stockholders' deficit...........................................................................          (203,638)
                                                                                                          --------------
Total liabilities and stockholders' deficit...........................................................    $       27,323
                                                                                                          ==============

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                        March 31,

                                                                          2002                                 2001
                                                                          ----                                 ----
                                                                        unaudited                           unaudited
                                                                        ---------                           ---------
Revenues                                                                $   ---                             $   ---

General and administrative expenses                                         65,092                              170,000
                                                                  ------------------------------------------------------


Loss from continuing operations                                            (65,092)                            (170,000)

Loss from discontinued operations                                          ---                               (1,707,679)
                                                                  ------------------------------------------------------


Net loss                                                                $  (65,092)                         $(1,877,679)
                                                                  ======================================================


Net loss per common share -
basic and diluted
Loss from continuing operations                                         $    (0.01)                         $     (0.05)

Loss from discontinued operations                                          ---                                    (0.46)
                                                                  ------------------------------------------------------

Net Loss                                                                $    (0.01)                         $     (0.51)
                                                                  ======================================================

Weighted average common shares outstanding - basic and diluted           4,972,283                            3,681,338

Comprehensive loss:
Net loss                                                                $  (65,092)                         $(1,877,679)
Other comprehensive loss
    unrealized loss on available-for-sale securities                                                            (23,525)
                                                                  ------------------------------------------------------

Comprehensive loss                                                      $  (65,092)                         $(1,901,204)
                                                                  ======================================================

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                              March 31,

                                                                                     2002                     2001
                                                                                   unaudited               unaudited
                                                                                   ---------               ---------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $(65,092)              $(1,877,679)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
      Non-cash consulting and compensation expense                                   62,500                    62,500
      Write-off of deferred issuance and financing costs                              --                      254,494
      Depreciation and amortization                                                   --                       90,466
      Changes in operating assets and liabilities:
      Accounts receivable, net                                                       68,807                 1,158,056
      Prepaid expenses and other current assets                                       --                      (14,379)
      Unbilled revenue                                                                --                      284,943
      Accounts payable                                                              (63,881)                 (267,921)
      Accrued expenses and other current liabilities                                 (5,691)                 (359,788)
      Deferred revenue and Customer Advances                                          --                      161,779
      Deferred rent                                                                   --                      133,492
                                                                              ------------------------------------------

      Net cash used in operating activities                                        $ (3,357)              $  (374,037)
                                                                              ------------------------------------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
      Gross proceeds from sale of available-for-sale securities                       --                       94,127
      Purchase of equipment                                                                                    (8,073)
                                                                              ------------------------------------------
      Net cash provided by investing activities                                       --                       86,054
                                                                              ------------------------------------------
      NET CASH USED IN FINANCING ACTIVITIES,
         principal payments on capital lease obligations                              --                       (7,177)
                                                                              ------------------------------------------
      Net decrease in cash                                                           (3,357)                 (295,160)

      CASH, beginning of period                                                       5,380                   735,606
                                                                              ------------------------------------------
      CASH, end of period                                                          $  2,023               $   440,446
                                                                              ==========================================

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS


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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in
Note 3, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at March 31, 2002, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $204,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan includes a proposed business combination with First Step Distribution Network, Inc. ("First Step"), a California-based business-consulting firm, in a reverse merger transaction (see Note 7). If the Company is unsuccessful in completing the preceding transaction, management's alternative plan may include a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.


2.       Basis of Presentation

General

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

Restatement

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

In March 2002, the Securities and Exchange Commission ("SEC") issued a release (the "March 2002 SEC release") adopting certain temporary and final rules intended to assure a continuing and orderly flow of information to investors and the U.S. capital markets and to minimize any potential disruptions that might otherwise occur as a result of the indictment of Andersen, the Company's former auditor.

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

In light of the foregoing and in connection with its April 2002 appointment of a new auditor for the year ended December 31, 2001, the Company filed its December 31, 2001 Form 10-KSB, which included unaudited financial statements, on April 16, 2002 (the "April 16, 2002 filing"). On May 31, 2002, the Company filed an amended Form 10KSB, which included financial statements, audited by Rothstein (the "May 31, 2002 filing"). The May 31, 2002 filing included audit adjustments of approximately $216,000 which were not reflected on the Company's March 31, 2002 Form 10-QSB which was filed on May 20, 2002. Accordingly, the accompanying condensed consolidated financial statements have been restated to reflect the audit adjustments made in connection with the May 31, 2002 filing.

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


3.       Sale of Assets and Discontinued Operations

Background

On August 29, 2001, the Company sold fixed and intangible assets essential to its business operations to IIS, including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS. IIS also assumed certain deferred revenues and customer deposits.

Under the terms of the purchase agreement governing the transaction (the "Purchase Agreement"), IIS assumed the Company's office lease obligations, took up occupancy in the Company's premises and made offers of employment to substantially all of the remaining employees of the Company, which offers were accepted.

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, under the terms of the Purchase Agreement, the Company is to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee is to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of March 31, 2002, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. Collections of the amounts due are uncertain.

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

Discontinued Operations Presentation and Restatement

Accordingly, the operating results relating to the discontinued operations have been segregated from continuing operations and reported as a separate line item on the condensed consolidated statements of operations. The Company has restated its condensed consolidated financial statements for prior periods to conform to the current year presentation.


4.       Net Loss Per Share of Common Stock

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the periods ended March 31, 2002 and 2001 were the same.


5.       Commitments and Contingencies

The Company had a two-year employment contract with an executive officer that expired on March 31, 2002. The contract provided for, among other things, annual cash compensation of $225,000. In consideration of the officer's election to take a reduced salary in the 4th quarter of 2001 and not to be paid in cash in 2002 due to financial condition of the Company, the Company may compensate the officer through stock options in the future.

Although management believes that it has adequately provided for all of its known liabilities at March 31, 2002, the Company may be exposed to potential contingencies related to its business activities that have been discontinued.


6.       Fusion Capital Agreement

In December 2000, the Company entered into a common stock purchase agreement (the "Fusion Facility") with Fusion capital Fund II, LLC ("Fusion Capital") pursuant to which Fusion Capital would purchase up to $12, million of the Company's common stock in two tranches. Each $6 million tranche is to be purchased over a period of up to twenty-four months, subject to a six-month extension or earlier termination at the Company's discretion. The selling prices of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. After all of the shares of the Company's common stock purchasable under the first tranche of the common stock purchase agreement have been purchased by Fusion Capital, the Company has the right to deliver to Fusion Capital an irrevocable written notice stating that it elects to commence the second tranche. The obligation of Fusion Capital to commence the second tranche is subject only to customary conditions, all of which are outside the control of Fusion Capital. In early 2001, the Company issued to Fusion Capital as a commitment fee for the Fusion Facility, an aggregate of 677,647 shares of common stock, 297,162 of these shares were issued in the form of warrants to purchase shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. The aggregate commitment fee (or deferred issuance cost) of approximately $718,000, including warrants valued at approximately $314,000 using a Black-Scholes option pricing model, was initially recorded as a "contra account" in the stockholders' equity and was to be applied over the course of the capital raising activity under the Fusion Facility.

In May 2001, the Company issued 862,069 shares of common stock under the Fusion Facility to an officer of the Company in exchange for net proceeds of $250,000. On August 14, 2001, Fusion Capital exercised warrants to purchase an additional 297,1262 shares of the Company's common stock at an exercise price of $.01 per share. After applying the net exercise provisions of the warrant, based upon the closing sale price of the Company's common stock on the Nasdaq SmallCap Market of $.15 per share on August 13, 2001, Fusion Capital received 277,351 shares of common stock upon exercise of the warrant.

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


7.       Proposed Merger

In January 2002, the Company entered into an agreement for a proposed merger with First Step Distribution Network, Inc. ("First Step") on a date to be decided. Pursuant to the merger agreement, the Company intends to acquire First Step by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into First Step. If the transaction contemplated by the agreement is consummated, it is anticipated that the shareholders of First Step will thereby acquire substantially the majority of the issued and outstanding voting common stock of the Company. The proposed transaction is subject to various conditions including, but not limited to, a 3 for 1 reverse stock split of the Company's common stock and approval of the Company's shareholders.

In addition, if the above merger is consummated, First Step has a Memorandum of Understanding that the surviving company in the merger with K2 Digital, Inc. will complete a business combination with an unrelated Korean corporation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results and Market Price of Stock".

Overview

         Founded in 1993, the Company is a digital professional services company that, until August 2001, historically provided consulting and development services, including analysis, planning, systems design, creation and implementation. In August 2001, the Company effectively ceased operations as described below.

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

In light of the foregoing and in connection with its April 2002 appointment of a new auditor for the year ended December 31, 2001, the Company filed its December 31, 2001 Form 10-KSB, which included unaudited financial statements, on April 16, 2002 (the "April 16, 2002 filing"). On May 31, 2002, the Company filed an amended Form 10KSB, which included financial statements, audited by Rothstein (the "May 31, 2002 filing"). The May 31, 2002 filing included audit adjustments of approximately $216,000 which were not reflected on the Company's March 31, 2002 Form 10-QSB which was filed on May 20, 2002. Accordingly, the accompanying condensed consolidated financial statements have been restated to reflect the audit adjustments made in connection with the May 31, 2002 filing.

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

         In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of March 31, 2002, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. Collection of the amounts due is uncertain.

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

         Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors. The Company does not have any ongoing business operations or any remaining revenue sources beyond those few remaining receivable not purchased by IIS and not yet collected by the Company. Accordingly, the Company's remaining operations will be limited to either the sale of the Company or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The proceeds from the sale of assets plus the additional payment due form IIS (collection of which is uncertain), together with assets not sold to IIS may not be sufficient to repay substantially all remaining liabilities of the Company. The Company has entered into negotiations with certain creditors to settle specific obligations for amounts less than reflected in the financial statements reported herein. If these negotiations are unsuccessful, there will not be sufficient cash to repay all of the obligations of the Company.

            See Note 3 of "Item 1 - Condensed Consolidated Financial Statements" for further detail of discontinued operations for the periods ended March 31, 2002 and 2001. Since the Company has ceased this operation, no further discussion has been presented in this discussion and analysis.

Continuing Operations, Liquidity and Capital Resources

            Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors. The Company does not have any ongoing business operations or revenue sources beyond those assets not purchased by IIS. Accordingly, the Company's remaining operations will be limited to either a business combination with an existing business or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The proceeds from the sale of assets plus the additional contingent payments from IIS, together with assets not sold to IIS may not be sufficient to repay substantially all of the liabilities of the Company. These, among other matters, raise substantial doubt about the Company's ability to continue as a going concern.

            The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. On January 15, 2002, the Company entered into the Merger Agreement described above. Under the terms of the Merger Agreement, the Company intends to acquire First Step by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into First Step in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. The proposed transaction is subject to various conditions including, but not limited to, a 3 for 1 reverse stock split of the Company's common stock (the "Reverse Stock Split").

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

            In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the third quarter of 2002, subject to the requisite stockholder approval.

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

         In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the third quarter of 2002, subject to the requisite stockholder approval. On June 28, 2002, the Company agreed to extend its Merger closing date until July 31, 2002. Although First Step has assured the Company that First Step remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

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

           3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step

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

                                                   K2 DIGITAL, INC.

Date:    June 28, 2002



                                                   By: /s/   GARY BROWN
                                                       -------------------------
                                                       Gary Brown
                                                       President
                                                       (Principal Financial and
                                                       Accounting Officer)