Form 10QSB
period 2002-06-30
K2 DIGITAL INC
filed 2002-08-19
CIK 1009624

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

                         770 Lexington Avenue, 6th Floor
                  c/o Sokolow, Dunaud, Mercadier & Carreras LLP
                          New York, New York 10021-8165
                    (Address of Principal Executive Offices)

                                 (212) 935-6000
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                              Outstanding at July 31, 2002
-----                                              ----------------------------

Common stock, par value $.01 per share...............          4,982,699

 .....................Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                                    Page
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheet - June 30, 2002 (unaudited)......................................       1

         Condensed consolidated statements of operations and comprehensive loss -
         three and six months ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)....................       2

         Condensed consolidated statements of cash flows - six months ended
         June 30, 2002 (unaudited) and June 30, 2001 (unaudited)...............................................       3

         Notes to condensed consolidated financial statements..................................................       4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................................       6

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................................................      10

SIGNATURES.....................................................................................................      11

PART 1  -  FINANCIAL INFORMATION

Item 1.  Financial Statements



                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (unaudited)

                                              ASSETS

   CURRENT ASSETS:
        Cash                                                                                       $            1,286
        Accounts receivable, net of allowance for doubtful accounts of  $71,650                                    --
        Investment in available-for-sale securities                                                            23,100
                                                                                                   -------------------
             Total current assets                                                                  $           24,386
                                                                                                   ===================



                                LIABILITIES & STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
        Accounts payable                                                                           $          136,238
        Accrued expenses and other current liabilities                                                         89,115
                                                                                                   -------------------
             Total current liabilities                                                             $          225,353
                                                                                                   ===================

   Commitments and Contingencies

   STOCKHOLDERS' DEFICIT
        Preferred stock, $0.01 par value, authorized 1,000,000 shares;
             issued and outstanding nil shares                                                     $               --

        Common Stock, $0.01 par value, authorized 25,000,000 shares;
             Issued 5,400,116 shares, outstanding 4,982,699 shares                                             54,001

        Treasury stock, 417,417 shares at cost                                                               (819,296)

        Additional paid-in-capital                                                                          8,313,410

        Accumulated other comprehensive loss                                                                   (2,200)

        Accumulated deficit                                                                                (7,746,882)
                                                                                                   -------------------
   Total stockholders deficit                                                                                (200,967)
                                                                                                   -------------------
   Total liabilities and stockholders' deficit                                                     $           24,386
                                                                                                   ===================


   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,

                                                          2002              2001              2002             2001
                                                       Unaudited          Unaudited        Unaudited         Unaudited

   Revenues                                               $       --     $         --        $       --     $         --
   Other income                                                6,371               --             6,371               --
   General and administrative expenses                        11,355
                                                                              170,000            76,447          340,000

                                                   ------------------- ---------------- ----------------- ----------------
   Loss from continuing operations                        $   (4,984)    $   (170,000)       $  (70,076)    $   (340,000)
   Loss from discontinued operations                              --                                 --
                                                                           (1,425,605)                        (3,133,284)

                                                   ------------------- ---------------- ----------------- ----------------
   Net loss                                               $   (4,984)    $ (1,595,605)       $  (70,076)    $ (3,473,284)


   Net loss per common share-
        basic and diluted
   Loss from continuing operations                        $    (0.00)    $      (0.04)       $    (0.01)    $      (0.09)
   Loss from discontinued operations                              --            (0.34)               --            (0.79)

                                                   ------------------- ---------------- ----------------- ----------------
   Net loss                                               $    (0.00)    $      (0.38)       $    (0.01)    $      (0.88)

   Weighted average common shares outstanding -
        basic and diluted                                  4,982,012        4,235,299         4,977,174        3,959,859

   Comprehensive loss:
   Net loss                                               $   (4,984)    $ (1,595,605)       $  (70,076)    $ (3,473,284)
   Other comprehensive, unrealized loss
   on available-for-sale securities                           (2,200)          (3,718)           (2,200)         (27,243)

                                                   ------------------- ---------------- ----------------- ----------------
   Comprehensive loss                                     $   (7,184)    $ (1,599,323)       $  (72,276)    $ (3,500,527)
                                                   =================== ================ ================= ================


   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,

                                                                                    2002                2001
                                                                                 Unaudited           Unaudited

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $   (70,076)      $ (3,473,284)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
     Non-cash consulting and compensation expense                                        72,355            125,000
     Assets impairment                                                                                     222,748
     Write-off of deferred issuance and financing costs                                      --            757,861
     Depreciation and amortization                                                           --            184,370
     Changes in operating assets and liabilities:
     Accounts receivable, net                                                            68,807          1,386,666
     Prepaid expenses and other current assets                                               --            (33,404)
     Unbilled revenue                                                                        --            360,917
     Accounts payable                                                                   (69,489)          (265,698)
     Accrued expenses and other current liabilities                                      (5,691)          (416,385)
     Deferred revenue and customer advances                                                  --           (116,289)
     Deferred rent                                                                           --            124,817
                                                                             ------------------- -------------------
     Net cash used in operating activities                                          $    (4,094)      $ (1,142,681)

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Gross proceeds from sale of available-for-sale securities
                                                                                             --             94,127
     Purchase of equipment                                                                   --             (8,074)
                                                                             ------------------- -------------------
     Net cash provided by investing activities                                      $        --       $     86,053
                                                                             ------------------- -------------------

     NET CASH USED IN FINANCING ACTIVITIES
     Principal payments on capital leases                                                    --            (14,326)
     Increase in short term debt                                                             --            250,000
     Equity issuance                                                                         --            250,000
                                                                             ------------------- -------------------
     CASH FLOWS FROM FINANCING ACTIVITIES                                           $        --       $    485,644
                                                                             ------------------- -------------------

     Net decrease in cash                                                           $    (4,094)      $   (570,984)
     CASH, beginning of period                                                            5,380            735,606
                                                                             ------------------- -------------------
     CASH, end of period                                                            $     1,286       $    164,622
                                                                             =================== ===================


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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in
Note 3, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at June 30, 2002, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $201,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


2. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2002 and the financial results for the three and six months ended June 30, 2002 and 2001, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six months ended June 30, 2002 and 2001, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

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

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, under the terms of the Purchase Agreement, the Company is to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee is to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of June 30, 2002, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. The Company has entered into a settlement letter with IIS dated as of June 13, 2002 for $9,392, representing approximately 20% of the total amount due, including legal expenses. Collections of the amounts due are uncertain.

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


4. Net Loss Per Share of Common Stock

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and six months ended June 30, 2002 and 2001 were the same.


5. Commitments and Contingencies

The Company had a two-year employment contract with an executive officer that expired on June 30, 2002. The contract provided for, among other things, annual cash compensation of $225,000. In consideration of the officer's election to take a reduced salary in the 4th quarter of 2001 and not to be paid in cash in 2002 due to the financial condition of the Company, the Company may compensate the officer through stock options in the future.

Although management believes that it has adequately provided for all of its known liabilities at June 30, 2002, the Company may be exposed to potential contingencies related to its business activities that have been discontinued.


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

In addition, if the above merger is consummated, First Step has a Memorandum of Understanding that the surviving company in the merger with K2 Digital, Inc. will complete a business combination with Digitaldotcom, Inc., a Korean corporation.

In its capital raising efforts, First Step has granted equity interests and options in the Company (if the transactions with First Step is consummated) pursuant to convertible debt arrangements, among other debt and equity instruments.

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

         In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of June 30, 2002, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. The Company has entered into a settlement letter with IIS dated as of June 13, 2002 for $9,392, representing approximately 20% of the total amount due, including legal expenses. Collection of the amounts due is uncertain.

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

            Since the Company has ceased this operation, no further discussion of the Company's former business activities has been presented in this discussion and analysis.

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

         The Company's cash balance of $1,286 at June 30, 2002, decreased by $4,094 or 76% compared to the $5,380 cash balance at December 31, 2001. This decrease is primarily due to the fact that the Company effectively ceased its operations and continues to wind down activities.

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

         In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the third quarter of 2002, subject to the requisite stockholder approval. On June 28, 2002, the Company agreed to extend its Merger closing date until July 31, 2002. No further extension has been granted thus far. Although First Step has assured the Company that First Step remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

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

                  3.1(a) Amendment to Certificate of Incorporation of the Company*

                  3.1(b) Amendment to Certificate of Incorporation of the Company**

                  3.2      By-laws of the Company*

                  3.2(b)   Amendment to By-laws of the Company*

                  3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

                  3.4      Sarbanes-Oxley Act Certification

                  4.1      Common Stock Certificate*

                  4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

* Incorporated by reference from the Registrant's Registration Statement on Form SB-2, No. 333-4319.
** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000.
*** Incorporated by reference from the Registrant's Form 10-QSB/A filed on June 28, 2002.

(b)      Reports on Form 8-K:

         The Company filed one Current Report on Form 8-K during the period covered by this Report:

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

                                                K2 DIGITAL, INC.

Date:    August 19, 2002


                                                By: /s/ Gary Brown
                                                    ----------------------------
                                                      Gary Brown
                                                      President
                                                      (Principal Financial and
                                                      Accounting Officer)