Form 10QSB
period 2002-09-30
K2 DIGITAL INC
filed 2002-11-19
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                  C/O SOKOLOW, DUNAUD, MERCADIER & Carreras LLP
                         770 LEXINGTON AVENUE, 6TH FLOOR
                          NEW YORK, NEW YORK 10021-8165
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 935-6000
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Class                                            Outstanding at October 31, 2002
-----                                            -------------------------------

Common stock, par value $.01 per share.............        4,982,699

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


         Condensed consolidated balance sheet - September 30, 2002 (unaudited) .......................    1

         Condensed consolidated statements of operations and comprehensive income (loss) -
         three and nine months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)    2

         Condensed consolidated statements of cash flows - nine months ended
         September 30, 2002 (unaudited) and September 30, 2001 (unaudited) ...........................    3

         Notes to condensed consolidated financial statements ........................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .......................................................................    7

Item 4.  Controls and Procedures .....................................................................    9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................................................   10

SIGNATURES ...........................................................................................   11

PART 1  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                           ASSETS

   CURRENT ASSETS:
   Cash                                                             $       487
   Accounts receivable, net of allowance for doubtful accounts of   $    71,650
   Other receivables                                                      9,392
   Income tax receivable                                                  6,854
   Investment in available-for-sale securities                           40,700
                                                                    -----------
        Total current assets                                        $    57,433
                                                                    ===========

                           LIABILITIES & STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
   Accounts payable                                                 $   135,439
   Accrued expenses and other current liabilities                       109,965
                                                                    -----------
        Total current liabilities                                   $   245,404
                                                                    ===========
STOCKHOLDERS' DEFICIT
   Preferred Stock, $0.01 par value, authorized 1,000,000 shares;
        issued and outstanding nil shares                           $        --
   Common Stock, $0.01 par value, authorized 25,000,000 shares;
        Issued 5,400,116 shares, outstanding 4,982,699 shares            54,001
   Treasury stock, 417,417 shares at cost                              (819,296)
   Additional paid-in-capital                                         8,313,410
   Accumulated other comprehensive income                                15,400
   Accumulated deficit                                               (7,751,486)
                                                                    -----------
Total stockholders deficit                                             (187,971)
                                                                    -----------
Total liabilities and stockholders' deficit                         $    57,433
                                                                    ===========

            See the accompanying notes to condensed consolidated
                           financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------------    --------------------------
                                                   2002           2001            2002          2001
                                               ----------       ---------      ---------      ---------
                                                Unaudited       Unaudited      Unaudited      Unaudited
Revenues                                       $        --    $        --    $        --    $        --
Other income                                        16,246             --         22,617             --
General and administrative expenses                 20,850        156,500         97,297        469,500
Impairment of available-for-sale securities                     1,328,047                     1,328,047
                                               -----------    -----------    -----------    -----------
Loss from continuing operations                     (4,604)    (1,484,547)       (74,680)    (1,797,547)
                                               -----------    -----------    -----------    -----------
Discontinued operations
Loss from operations                                             (146,441)                   (3,306,724)
Gain on disposal                                                  218,110                       218,110
                                               -----------    -----------    -----------    -----------
                                                                   71,669                    (3,088,614)
                                               -----------    -----------    -----------    -----------
Net loss                                       $    (4,604)   $(1,412,878)   $   (74,680)   $(4,886,161)
                                               ===========    ===========    ===========    ===========
Net loss per common share-
     basic and diluted
Income (loss) from continuing operations       $     (0.00)   $     (0.31)   $     (0.01)   $     (0.42)
Loss from discontinued operations                       --           0.02             --          (0.73)
                                               -----------    -----------    -----------    -----------
Net loss                                       $     (0.00)   $     (0.29)   $     (0.01)   $     (1.15)
                                               -----------    -----------    -----------    -----------
Weighted average common shares outstanding -
     basic and diluted                           4,982,699      4,805,547      4,979,036      4,265,953
                                               -----------    -----------    -----------    -----------
Comprehensive income (loss):
Net loss                                       $    (4,604)   $(1,412,878)   $   (74,680)   $(4,886,161)
Other comprehensive income(loss), unrealized
gain(loss) on available-for-sale securities         17,600        (15,400)        15,400        (42,643)
Reclassification adjustment in light of
permanent decline in investment in
available-for-sale securities                                   1,328,047                     1,328,047
                                               -----------    -----------    -----------    -----------
Comprehensive income (loss)                    $    12,996    $  (100,231)   $   (59,280)   $(3,600,757)
                                               ===========    ===========    ===========    ===========


              See the accompanying notes to condensed consolidated
                             financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                                2002          2001
                                                           ------------    ------------
                                                             Unaudited      Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $   (74,680)   $(4,886,161)
Adjustments to reconcile net loss to net cash used
     in operating activities:
Impairment of investment in available-for-sale securities                    1,328,047
Non-cash consulting and compensation expense                     72,355        187,497
Write-off of deferred issuance and financing costs                             757,861
Assets
Gain on disposal of discontinued operations                                   (218,110)
Depreciation and amortization                                                  210,640
Changes in operating assets and liabilities:
Accounts receivable, net                                         68,807      1,474,404
Prepaid expenses and other current assets                       (16,246)         2,703
Unbilled revenue                                                               482,773
Accounts payable                                                (70,288)      (393,574)
Accrued compensation and payroll taxes                                        (188,955)
Accrued expenses and other current liabilities                   15,159       (488,208)
Deferred revenue and customer advances                                        (102,251)
Deferred rent                                                                  121,926
Restricted cash                                                                250,000
                                                            -----------    -----------
Net cash used in operating activities                       $    (4,893)   $(1,461,408)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from disposal of discontinued operations                          528,500
Gross proceeds from sale of available-for-sale securities                       94,127
Purchase of equipment                                                           (8,074)
                                                            -----------    -----------
Net cash provided by investing activities                   $        --    $   614,553
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations                                (17,093)
Proceeds from the issuance of common stock                                     250,000
                                                            -----------    -----------
Net cash provided by financing activities                   $        --    $   232,907
                                                            -----------    -----------
Net decrease in cash                                        $    (4,893)   $  (613,948)

CASH, beginning of period                                         5,380        735,606
                                                            -----------    -----------
CASH, end of period                                         $       487    $   121,658
                                                            ===========    ===========

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in
Note 3, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at September 30, 2002, the Company has cumulative losses of approximately $7.8 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $188,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan includes a proposed business combination with First Step Distribution Network, Inc. ("First Step"), a California-based business-consulting firm, in a reverse merger transaction (see Note 7). If the Company is unsuccessful in completing the preceding transaction, management's alternative plan may include a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized. Further, a liquidation of the Company, through a Chapter 7 filing, may be pursued.

2.       BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2002 and the financial results for the three and nine months ended September 30, 2002 and 2001, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.


The results of operations for the three and nine months ended September 30, 2002 and 2001, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

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

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, under the terms of the Purchase Agreement, the Company is to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee is to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of September 30, 2002, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. The Company has entered into a settlement agreement with IIS dated as of June 13, 2002 for $9,392, representing approximately 20% of the total amount due, including legal expenses. Subsequent to September 30, 2002, the Company received payment of all amounts due under the settlement agreement with IIS.

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

DISCONTINUED OPERATIONS PRESENTATION

Accordingly, the operating results relating to the discontinued operations have been segregated from continuing operations and reported as a separate line item on the accompanying 2001 condensed consolidated statements of operations.

4. NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and nine months ended September 30, 2002 and 2001 were the same.

5.       COMMITMENTS AND CONTINGENCIES

The Company had a two-year employment contract with an executive officer that expired on March 31, 2002. The contract provided for, among other things, annual cash compensation of $225,000. In consideration of the officer's election to take a reduced salary in the fourth quarter of 2001 and not to be paid in cash in 2002 due to the financial condition of the Company, the Company may compensate the officer through stock options in the future. Compensation expense was recorded at the reduced amount agreed upon between the Company and the officer and is included in general and administrative expenses for each respective period.

Although management believes that it has adequately provided for all of its known liabilities at September 30, 2002, the Company may be exposed to potential contingencies related to its business activities that have been discontinued. Currently, the Company is not aware of any contingency that would require an adjustment or disclosure in the accompanying consolidated financial statements pursuant to SFAS No. 5, "Accounting for Contingencies".

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

         In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of September 30, 2002, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remains unpaid by IIS. The Company has entered into a settlement agreement with IIS dated as of September 13, 2002 for $9,392, representing approximately 20% of the total amount due, including legal expenses. Subsequent to September 30,2002 the Company received payment for all amounts due under the settlement agreement with IIS.

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

            In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the first quarter of 2003, subject to the requisite stockholder approval.

         The Company's cash balance of $487 at September 30, 2002, decreased by $4,893 or 91% compared to the $5,380 cash balance at December 31, 2001. This decrease is primarily due to the fact that the Company effectively ceased its operations and continues to wind down activities.

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

         In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in First Step's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about First Step that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of First Step that First Step has made significant progress in securing the necessary financing and financial statements and that First Step expects to be able to consummate the Merger during the first quarter of 2003, subject to the requisite stockholder approval. On June 28, 2002, the Company agreed to extend its Merger closing date until July 31, 2002. No further extension has been granted, although the Company would be prepared to provide such an extension upon certain conditions being met. Although First Step has assured the Company that First Step remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

ITEM 4. CONTROLS AND PROCEDURES

The Company's President has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the President concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President completed his evaluation.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

              3.1    Certificate of Incorporation of the Company*
              3.1(a) Amendment to Certificate of Incorporation of the Company* 3.1(b) Amendment to Certificate of Incorporation of the Company**
              3.2    By-laws of the Company*
              3.2(b) Amendment to By-laws of the Company*
              3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***
              3.4    Sarbanes-Oxley Act Section 906 Certification
              3.5    Sarbanes-Oxley Act Section 302 Certification
              4.1    Common Stock Certificate*
              4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

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


                                                   K2 DIGITAL, INC.

Date: November 19, 2002                       By:  /s/ Gary Brown
                                                   -----------------------------
                                                   Gary Brown, President
                                                   (Principal Financial and
                                                      Accounting Officer)