Form 10QSB/A
period 2002-09-30
K2 DIGITAL INC
filed 2002-11-20
CIK 1009624

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

ITEM 1.  Financial Statements

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                           ASSETS

   CURRENT ASSETS:
   Cash                                                             $       487
   Accounts receivable, net of allowance for doubtful accounts
        of  $ 71,650                                                         --
   Other receivables                                                      9,392
   Income tax receivable                                                  6,854
   Investment in available-for-sale securities                           40,700
                                                                    -----------
        Total current assets                                        $    57,433
                                                                    ===========

                           LIABILITIES & STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
   Accounts payable                                                 $   135,439
   Accrued expenses and other current liabilities                       109,965
                                                                    -----------
        Total current liabilities                                   $   245,404
                                                                    ===========
STOCKHOLDERS' DEFICIT
   Preferred Stock, $0.01 par value, authorized 1,000,000 shares;
        issued and outstanding nil shares                           $        --
   Common Stock, $0.01 par value, authorized 25,000,000 shares;
        Issued 5,400,116 shares, outstanding 4,982,699 shares            54,001
   Treasury stock, 417,417 shares at cost                              (819,296)
   Additional paid-in-capital                                         8,313,410
   Accumulated other comprehensive income                                15,400
   Accumulated deficit                                               (7,751,486)
                                                                    -----------
Total stockholders deficit                                             (187,971)
                                                                    -----------
Total liabilities and stockholders' deficit                         $    57,433
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