Form 10KSB
period 2002-12-31
K2 DIGITAL INC
filed 2003-04-15
CIK 1009624

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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


                  C/O SOKOLOW, DUNAUD, MERCADIER & CARRERAS LLP
               770 LEXINGTON AVENUE, 6TH FLOOR, NEW YORK, NY 10021
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                    Issuer's telephone number: (212) 935-6000

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None.

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                  COMMON STOCK
                                -----------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.           Yes /X/      No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year:

                    $0 (adjusted for discontinued operations)

As of March 31, 2003, there were 4,982,699 shares (not including treasury shares) of the Company's common stock outstanding. Based on the closing sales price of the Company's common stock on March 31, 2003 of $0.025 per share, the approximate aggregate market value of the Company's common stock held by non-affiliates was approximately $125,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                   Yes / / No /X/


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

The Company's offices are located at c/o Sokolow Dunaud Mercadier & Carreras LLP 770 Lexington Avenue - 6th Floor, New York, New York 10021 and its telephone number is (212) 935-6000.

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

On August 29, 2001, the Company sold certain of its fixed and intangible assets to Integrated Information Systems, Inc., a Delaware corporation ("IIS"), including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS. IIS also assumed certain deferred revenues and customer deposits. The Company recognized an approximate $218,000 gain on the transaction.

Under the terms of the purchase agreement governing the transaction (the "Purchase Agreement"), IIS assumed the Company's office lease obligations, took up occupancy in the Company's premises and made offers of employment to substantially all of the remaining employees of the Company, which offers were accepted.

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of December 31, 2001, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remained unpaid by IIS (which was fully reserved for at December 31, 2001). In October 2002, the Company received approximately $9,000 from IIS as a final payment pursuant to a June 2002 settlement agreement pertaining to the unpaid balance.

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

AGREEMENT AND PLAN OF MERGER

On January 15, 2002, K2 and FutureXmedia, Inc., f/k/a First Step Distribution Network, Inc. ("FX") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among FX and its shareholders (the "FX Shareholders") and First Step Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of K2 ("Merger Sub"). Under the terms of the Merger Agreement, as amended, K2 will acquire FX by means of a triangular merger ("the Merger"), pursuant to which the Merger Sub will merge with and into FX in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

As a condition to the Merger, K2 is required to implement a 5.1 to 1 reverse split (the "Reverse Stock Split") of the common stock, par value $.01 per share, of K2 ("K2 Common Stock). Thereby reducing its outstanding shares of K2 Common Stock from 4,982,699 shares to approximately 977,000 shares. In the Reverse Stock Split, fractional shares will be rounded up to the nearest whole share. The implementation of the Reverse Stock Split is subject to the approval of the stockholders of K2. The Board of Directors of K2 has approved the Reverse Stock Split and will submit the Reverse Stock Split to the stockholders of K2 for their approval.

FX's Shareholders will exchange their respective shares of common stock, no par value per share, of FX (the "FX Common Stock") for shares of K2 Common Stock. Each share of FX's Common Stock will be converted into the right to receive approximately one share of K2 Common Stock. The conversion ratio is after giving effect to the Reverse Stock Split. Pursuant to the Merger Agreement, the aggregate number of shares of K2 Common Stock issuable to FX's Shareholders by virtue of the Merger as of the date of the Merger Agreement will equal approximately ninety percent (90%) of the issued and outstanding K2 Common Stock.

After the effective date of the Merger, the Merger Sub will cease its separate legal existence and FX will continue as the surviving corporation.

Upon consummation of the transactions contemplated by the Merger Agreement and the Reverse Stock Split, K2's current stockholders will own an aggregate of approximately 977,000 shares of K2 Common Stock or approximately 10% of the outstanding voting securities of K2, and FX Shareholders will own an aggregate of approximately 8,760,000 shares of K2 Common Stock or approximately 90% of the outstanding voting securities of K2. K2 Common Stock does not have preemptive rights and there is no cumulative voting. Each share of K2 Common Stock is entitled to one vote.

FX is an Electronic Games Media company, which was formed on December 24, 2001 through the merger with First Step Consulting LLC. The principal business of FX is to bring new electronic game products to market through the use of innovative new technologies and channels. Examples include sales of subscription based electronic game services, sponsorship and hosting of regional, national, and international electronic game competitions, with multiple categories of participants, such as amateur status, collegiate status, professional status and Olympic status. FX is a consumer Internet entertainment company that aggregates rights to successful console and PC CD-Rom video games and re-distributes them via the Internet. FX's initial strategic focus is to create a lucrative secondary distribution "window" for hit titles licensed from Activision, EA Sports, THQ, Microsoft and other third party game developers/publishers. Just as the cable and motion picture industries are developing a video-on-demand infrastructure to deliver hit movies to home viewers, FX intends to provide a convenient and cost-effective online channel for gamers to enjoy previously published hit titles on a subscription or pay-per-view basis. Gamers will pay FX a $9.95 per month subscription fee to rent games, or, at their option a fee of approximately $19.95 to $29.95 to download and permanently own each title.

         Initial United States operations will focus on licensing and distributing on-line 3D games, licensed directly from companies such as Activision, EA Sports, Microsoft and other third party development vendors, as well as, transactional interface software(s) and hardware solutions tied to the personal computer original equipment manufacturer, personal computer peripheral, wireless handheld, DirectTV and Internet portal channel sales. Licensing discussions with Activision are already under way. FX intends to sell subscription based entertainment and develop interactive game environments that will offer the end user a great on-line or competitive TV game experience, at a fraction of the retail price, while offering the subscriber a continuously updated selection of 3D games, software products, interactive educational programs and entertainment content. FX's securities never have been publicly traded and FX never has paid any dividends. FX's offices are located at 100 North Crescent Drive, Suite 111 Beverly Hills, CA 90210 and the telephone number is (310) 777-3177.

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

EMPLOYEES

As a result of the transaction entered into with IIS in August 2001 and the fact that the Company has effectively ceased operations, at December 31, 2002, the Company had only one employee, Gary W. Brown, the Company's current President, Chief Operating Officer, Chief Financial Officer and Secretary. Since August 2001, Mr. Brown's employment with the Company has been limited to structuring and negotiating the transactions contemplated by the Merger Agreement and the Reverse Stock Split, as well as liquidating assets, collecting accounts receivable and paying creditors. Since December 31, 2001, Mr. Brown has received no salary, compensation or benefits.

ITEM 2. DESCRIPTION OF PROPERTY

Under the terms of the Purchase Agreement, IIS occupied the Company's premises and assumed the Company's office lease obligations. Pursuant to an arrangement with IIS and the landlord for its premises at 30 Broad Street, New York, New York, until May 2002 the Company occupied a small office space in the premises occupied by IIS.

ITEM 3. LEGAL PROCEEDINGS

         In March 2002, a former supplier sued the Company for $12,619.06 in New York city Civil Court. The complaint relates to certain disputed invoices for media placement in 2001. The Company intends to vigorously defend this lawsuit and has meritorious defenses to the claims. The Company is not a party to any other pending legal proceedings as of the date hereof.`

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was delisted from the Nasdaq SmallCap Market ("NASDAQ") effective August 15, 2001 and currently trades in the over-the-counter market under the symbol "KTWO.OB." Prior to its delisting, the Company's common stock was traded on

NASDAQ under the symbol "KTWO." The following table sets forth, for the periods indicated, the range of high and low price quotes of the Company's common stock as reported by the over-the-counter bulletin board (for periods subsequent to the delisting) and NASDAQ (for periods prior to the delisting) from the quarter ended March 31, 2001 through December 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Quarter Ended                 High                   Low
--------------------                 ----                   ---

March 31, 2001                   $    1.06             $    0.28

June 30, 2001                    $    0.46             $    0.26

September 30, 2001               $    0.29             $    0.02

December 31, 2001                $    0.05             $    0.02

March 31, 2002                   $    0.06             $    0.03

June 30, 2002                    $    0.07             $    0.03

September 30, 2002               $    0.14             $    0.03

December 31, 2002                $    0.03             $    0.02

The approximate number of record holders of the Company's common stock at December 31, 2002 was 26, not including beneficial owners whose shares are held by banks, brokers and other nominees.

There were no repurchases by the Company of its common stock on the open market or from any of its stockholders in fiscal year 2001 or 2002. At December 31, 2002, the Company held a total of 417,417 shares of treasury stock at a cost of $819,296.

On December 11, 2000, the Company entered into a common stock purchase agreement (the "Fusion Facility") with Fusion Capital Fund II, LLC ("Fusion Capital"), a Chicago-based institutional investor. On January 26, 2001, the Company issued to Fusion Capital, as a commitment fee for the Fusion Facility, 380,485 shares of common stock, as well as warrants to purchase 297,162 shares of common stock at an exercise price of $.01 per share, exercisable at any time over a five year period. In May 2001, the Company issued 862,069 shares of common stock under the Fusion Facility to an officer of the Company, in exchange for net proceeds of $250,000. On August 14, 2001, Fusion Capital exercised a warrant to purchase an additional 297,162 shares of the Company's common stock at an exercise price of $.01 per share. After applying the net exercise provisions of the warrant, based upon the closing sale price of the Company's common stock of $0.15 per share on August 13, 2001, Fusion Capital received 277,351 shares of common stock upon exercise of the warrant. The shares of common stock and warrants issued to Fusion Capital were sold pursuant to the exemption from registration provided by
Section 4 (2) of the Securities Act of 1933, as amended, as an offering not involving any public offering. Because the common stock and warrants were issued to Fusion Capital as a commitment fee under the Fusion Facility, no proceeds were received by the Company upon issuance of such common stock and warrants. On March 4, 2003, the Fusion Facility was terminated.

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

OVERVIEW

Founded in 1993, the Company was a digital professional services company that, until August 2001, historically provided consulting and development services, including analysis, planning, systems design, creative and implementation. In August 2001, the Company effectively ceased operations as described below.

SALE OF ASSETS AND DISCONTINUED OPERATIONS

On August 29, 2001, the Company sold certain fixed and intangible assets of the Company to IIS, including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS. IIS also assumed certain deferred revenues and customer deposits. The Company recognized an approximate $218,000 gain on the transaction.

Under the terms of the Purchase Agreement, IIS assumed the Company's office lease obligations, took up occupancy in the Company's premises and made offers of employment to substantially all of the remaining employees of the Company, which offers have been accepted.

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of December 31, 2001, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remained unpaid by IIS (which was fully reserved for at December 31, 2001). In October 2002, the Company received approximately $9,000 from IIS as a final payment pursuant to a June 2002 settlement agreement pertaining to the unpaid balance.

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

Summary of results

As a result of the August 2001 sale of assets, operating results from discontinued operations have been segregated from continuing operation and reported as a separate line item on the consolidated financial statements. Following is a summary of the Company's operations for the years ended December 31, 2002 and 2001:

                                                      2002          2001
                                                    --------     ----------
       Other income                                 $ 22,640     $       --
       General and administrative expenses           (83,544)       (570,459)
       Impairment of available-for-sale security          --      (1,412,747)
                                                    --------     -----------

       Loss from continuing operations              $(60,904)    $(1,983,206)
                                                    ---------    -----------
       Discontinued operations
           Loss from operations                           --      (3,374,238)
           Gain on disposal                               --         218,110
                                                    --------     -----------
       Loss from discontinued operations                  --      (3,156,128)
                                                    --------     -----------
       Net Loss                                     $(60,904)    $(5,139,334)


In 2002, other income represents cash received pursuant to the IIS settlement (previously reserved for), tax refunds and other miscellaneous receipts. General and administrative expenses primarily represent cash and non-cash compensation to the Company's remaining officer, professional fees and ongoing ancillary costs. Impairment of available-for-sale securities represents an other-than-temporary decline in market value of the Company's investment in 110,000 shares of common stock of 24/7 Real Media, Inc., (formerly 24/7 Media, Inc.)

See Note 3 of "Item 7 - Consolidated Financial Statements" for further detail of discontinued operations for the year ended December 31, 2001. Since the Company has ceased this operation, no further discussion has been presented in this discussion and analysis.

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

The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. On January 15, 2002, the Company entered into the Merger Agreement described above. Under the terms of the Merger Agreement, the Company intends to acquire FutureXmedia by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into FutureXmedia in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

As a condition to the Merger, the Company is required to implement the Reverse Stock Split described above. The implementation of the Reverse Stock Split is subject to the approval of the stockholders of the Company. The Board of Directors of the Company has approved the Reverse Stock Split and will submit the Reverse Stock Split to the stockholders of the Company for their approval.

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in FutureXmedia's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about FutureXmedia that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of FutureXmedia that FutureXmedia has made significant progress in securing the necessary financing and financial statements and that FutureXmedia expects to be able to consummate the Merger during the second quarter of 2003, subject to the requisite stockholder approval.

The Company's cash balance of $8,173 at December 31, 2002, increased by $2,793 or 52% compared to the $5,380 cash balance at December 31, 2001. This increase is primarily due to payments received from IIS and tax refunds received by the Company since it ceased operations as of August 1, 2001.

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

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in FutureXmedia's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about FutureXmedia that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of FutureXmedia that FutureXmedia has made significant progress in securing the necessary financing and financial statements and that FutureXmedia expects to be able to consummate the Merger during the second quarter of 2003, subject to the requisite stockholder approval. Although FutureXmedia has assured the Company that FutureXmedia remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         K2 DIGITAL, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Reports                                                F-1

Consolidated Financial Statements

   Consolidated Balance Sheet                                                F-2
   December 31, 2002

   Consolidated Statements of Operations and Comprehensive Loss              F-3
   For the Years Ended December 31, 2002 and 2001

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-4
   For the Years Ended December 31, 2002 and 2001

   Consolidated Statements of Cash Flows                                 F-5 - 6
   For the Years Ended December 31, 2002 and 2001

   Notes to Consolidated Financial Statements                           F-7 - 14

Schedule II - Valuation and Qualifying Accounts                             F-15

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K2 Digital, Inc.

We have audited the accompanying consolidated balance sheet of K2 Digital, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K2 Digital, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during 2001, the Company sold fixed and intangible assets essential to its business operation and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2002, the Company had significant cumulative losses, a diminutive cash balance and working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                    /s/  ROTHSTEIN, KASS & COMPANY, P.C.
                                  ----------------------------------------------
                                         ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
April 10, 2003

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS


CURRENT ASSETS:
     Cash                                                             $     8,173
     Investment in available-for-sale security                             25,300
                                                                      -----------
          Total current assets                                        $    33,473
                                                                      ===========

                      LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                 $   138,468
     Accrued expenses and other current liabilities                        80,100
                                                                      -----------
          Total current liabilities                                       218,568
                                                                      ===========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred Stock, $0.01 par value, authorized 1,000,000 shares;
          issued and outstanding nil shares
     Common Stock, $0.01 par value, authorized 25,000,000 shares;
          Issued 5,400,116 shares, outstanding 4,982,699 shares            54,001
     Treasury stock, 417,417 shares at cost                              (819,296)
     Additional paid-in-capital                                         8,317,910
     Accumulated deficit                                               (7,737,710)
                                                                      -----------
Total stockholders' deficit                                              (185,095)
                                                                      -----------
Total liabilities and stockholders' deficit                           $    33,473
                                                                      ===========

        See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                     2002         2001
                                                                     ----         ----
Revenues                                                       $        --    $        --
Other income                                                        22,640
General and administrative expenses                                (83,544)      (570,459)
Impairment of investment securities                                            (1,412,747)
                                                               --------------------------
Loss from continuing operations                                    (60,904)    (1,983,206)
                                                               --------------------------
Discontinued operations
   Loss from operations                                                        (3,374,238)
   Gain on disposal                                                               218,110
                                                               --------------------------
                                                                               (3,156,128)
                                                               --------------------------
Net loss                                                       $   (60,904)   $(5,139,334)
                                                               --------------------------
Net loss per common share-
     basic and diluted
   Loss from continuing operations                             $     (0.01)   $     (0.45)
   Loss from discontinued operations                                                (0.71)
                                                               --------------------------
   Net loss                                                    $     (0.01)   $     (1.16)
                                                               --------------------------
Weighted average common shares outstanding -
     basic and diluted                                           4,979,959      4,440,836
                                                               --------------------------
Comprehensive loss:

Net loss                                                       $   (60,904)   $(5,139,334)
Unrealized loss on available-for-sale security                                    (36,043)
Reclassification adjustment in light of other-than-temporary
decline in value in available-for-sale security                                 1,412,747
                                                               --------------------------
Comprehensive loss                                             $   (60,904)   $(3,762,630)
                                                               ==========================

        See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                               COMMON STOCK        TREASURY      ADDITIONAL    COMPREHENSIVE       DEFERRED
                                            SHARES       AMOUNT      STOCK     PAID-IN CAPITAL  INCOME (LOSS)     COMPENSATION
                                            ------       ------      -----     ---------------  -------------     ------------
Balances, January 1, 2001                 3,880,211     $38,801    $(819,296)     $7,582,243     $(1,376,704)      $(322,351)

Issuance of common stock and warrants
as commitment fee to Fusion Capital         380,485       3,805                      714,562

Issuance of common stock to Fusion
Capital                                     862,069       8,621                       (8,621)

Cashless exercise of warrants by
Fusion Capital                              277,351       2,774                       (2,774)

Write-off of deferred issuance costs


Amortization of deferred compensation                                                                                249,996

Unrealized loss on available -for-sale
security
                                                                                                     (36,043)

Reclassification adjustment in light
of other-than-temporary decline in
value available-for-sale security                                                                  1,412,747

Issuance of options for consulting
services                                                                              28,000

Net loss
                                          ----------------------------------------------------------------------------------
Balances, December 31, 2001               5,400,116      54,001     (819,296)      8,313,410                         (72,355)

Amortization of deferred compensation                                                                                 72,355


Issuance of options for consulting
services                                                                               4,500

Net loss
                                          ----------------------------------------------------------------------------------
Balances, December 31, 2002               5,400,116     $54,001    $(819,296)     $8,317,910     $        --       $      --
                                          ==================================================================================


                                                                             STOCKHOLDERS
                                              DEFERRED        ACCUMULATED      EQUITY
                                           ISSUANCE COSTS       DEFICIT       (DEFICIT)
                                           --------------       -------        -------
Balances, January 1, 2001                    $      --        $(2,537,472)   $2,565,221

Issuance of common stock and warrants
as commitment fee to Fusion Capital           (718,367)

Issuance of common stock to Fusion
Capital                                        250,000                          250,000

Cashless exercise of warrants by
Fusion Capital

Write-off of deferred issuance costs                                            468,367
                                               468,367

Amortization of deferred compensation                                           249,996

Unrealized loss on available -for-sale
security                                                                        (36,043)


Reclassification adjustment in light
of other-than-temporary decline in
value available-for-sale security                                             1,412,747

Issuance of options for consulting
services                                                                         28,000

Net loss
                                                               (5,139,334)   (5,139,334)
                                            ------------------------------------------
Balances, December 31, 2001                                    (7,676,806)     (201,046)

Amortization of deferred compensation                                            72,355


Issuance of options for consulting
services                                                                          4,500

Net loss                                                      $   (60,904)    $ (60,904)
                                            -------------------------------------------
Balances, December 31, 2002                  $     --         $(7,737,710)    $(185,095)
                                            ===========================================

          See accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   2002          2001
                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $   (60,904)   $(5,139,334)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Impairment of investment in available-for-sale security                    1,412,747
    Non-cash consulting and compensation expense                   76,855        277,996
    Write-off of deferred issuance and financing costs                           722,861
    Gain on disposal of discontinued operations                                 (218,110)
    Depreciation and amortization                                                210,640
    Increase (decrease) in cash attributable to changes in
     operating  assets and liabilities:
    Accounts receivable, net                                       68,807      1,601,342
    Prepaid expenses and other current assets                                     40,825
    Unbilled revenue                                                             482,773
    Accounts payable                                              (67,259)      (572,134)

    Accrued expenses and other current liabilities                (14,706)      (639,264)
    Deferred revenue and customer advances                                      (129,954)
    Deferred rent                                                                121,926
    Restricted cash                                                              250,000
                                                              --------------------------
Net cash provided by (used in) operating activities                 2,793     (1,577,686)
                                                              --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from disposal of discontinued operations                            528,500
Gross proceeds from sale of available-for-sale securities                         94,127
Purchase of equipment                                                             (8,074)
                                                              --------------------------
Net cash provided by investing activities                                        614,553
                                                              --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                      250,000
Principal payments on notes payable                                             (250,000)
Principal payments on capital lease obligations                                  (17,093)
Proceeds from the issuance of common stock                                       250,000
                                                              --------------------------
Net cash provided by financing activities                                        232,907
                                                              --------------------------
Net increase (decrease) in cash                                     2,793       (730,226)

CASH, beginning of year                                             5,380        735,606
                                                              --------------------------
CASH, end of year                                             $     8,173    $     5,380
                                                              ==========================

        See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   2002          2001
                                                                   ----          ----
Supplemental disclosure of cash flow information:
   Approximate cash paid during the year for interest         $       --        $ 10,000
                                                              ==========================
Supplemental disclosure of noncash investing and
 financing activities:

   Common stock and warrants issued for financing costs       $       --        $718,367
                                                              ==========================

          See accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Prior business and going concern consideration

Through August 2001, K2 Digital, Inc. (together with its wholly-owned subsidiary, the "Company" or "K2") was a strategic digital services company that provided consulting and development services including analysis, planning, systems design and implementation. In August 2001, the Company completed the sale of fixed and intangible assets essential to its business operations to Integrated Information Systems, Inc. ("IIS") (see Note 3).

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 3, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2002, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $185,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan includes a proposed business combination with Future X Media, Inc ("FX") (formerly First Step Distribution Network, Inc.) in a reverse merger transaction. FX's business strategy is to bring new electronic gaming products to market through the use of innovative technologies and channels. If the transaction is consummated, it is anticipated that the shareholders of FX will thereby acquire substantially all of the issued and outstanding voting common stock of the Company. The proposed transaction is subject to various conditions including, but not limited to, a 5.1 to 1 reverse stock split of the Company's common stock and completion of a shareholder's meeting. If the Company is unsuccessful in completing the preceding transaction, management's alternative plan may include a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.

2. Summary of significant accounting policies

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of K2 Digital, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," approximate their carrying amounts presented in the consolidated balance sheet at December 31, 2002.

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

                         K2 DIGITAL INC, AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Summary of significant accounting policies (continued)

REVENUE RECOGNITION (OF DISCONTINUED OPERATIONS)

Revenues were recognized on the percentage of completion method (which was not materially different from the amount that would have been reported as revenues under the completed contract method for 2001) based upon the ratio of costs incurred to total estimated costs. Unbilled revenues represented costs incurred and anticipated profits earned on projects in progress in excess of amounts billed. Deferred revenues and customer advances represented amounts billed in excess of costs incurred and estimated profit earned. Such billings generally occurred at the beginning of contract periods, and were in accordance with contract provisions. Provisions for any estimated losses on uncompleted contracts were made in the period in which such losses were determinable. A portion of the Company's revenues were generated on a fixed fee for service basis, when the service was provided and when there were no material Company obligations.

INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that its investment in 110,000 shares of the publicly-traded common stock of 24/7 Real Media, Inc. (formerly 24/7 Media, Inc.) should be classified as available-for-sale. Available-for-sale securities are carried at fair value (based upon published closing prices), with the unrealized gains and losses reported in stockholders' equity (deficit) under the caption accumulated other comprehensive income
(loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in operations.

During the year ended December 31, 2001, the Company recorded an approximate $1.4 million loss due to an other-than-temporary decline in the fair value of its investment in the common stock of 24/7 Real Media, Inc.

At December 31, 2002, the Company had no gross unrealized holding gain (loss) from the available-for-sale security since the market price of the underlying security has remained constant, at $0.23 per share, since the recognition of the other-than-temporary loss recorded during the year ended December 31, 2001. Accordingly, for the year ended December 31, 2002, the change in unrealized holding gain (loss) from available-for-sale security was zero.

FIXED ASSETS (OF DISCONTINUED OPERATIONS)

Fixed assets were stated at cost less accumulated depreciation and amortization. The Company provided for depreciation and amortization using the straight-line method over the following estimated useful lives:

                                            Estimated
                     Assets               Useful Lives
                     ------               ------------

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

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of significant accounting policies (continued)

NET LOSS PER COMMON SHARE

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2002 and 2001 were the same.

STOCK-BASED COMPENSATION

The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" but disclose the pro forma effect on net income
(loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock option incentive plans.

NEW ACCOUNTING PRONOUNCEMENTS

During 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.146, "Accounting for Cost Associated with Exit or Disposal Activities" and No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

SFAS No.146, which is not effective until the year ending December 31, 2003, addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company does not believe that SFAS No.146 will have significant impact on its consolidated financial position, results of operations or cash flows.

SFAS No.148 amends SFAS No.123 to provide alternative methods of transition for a voluntary change to fair value method of accounting for stock-based compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No.123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management currently does not plan to transition to the fair value method of accounting for employee stock options. Accordingly, the Company's management does not believe that portion of SFAS No.148 will impact the Company. However, the Company has provided the required disclosures (see preceding significant accounting policy and Note 6).

3. Sale of assets and discontinued operations

BACKGROUND

On August 29, 2001, the Company sold fixed and intangible assets essential to its business operations to IIS including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, for an aggregate purchase price of $444,000, of which $419,000 was paid in cash and $25,000 of capital lease obligations were assumed by IIS. IIS also assumed certain deferred revenues and customer deposits. The Company recognized an approximate $218,000 gain on the transaction.

Under the terms of the purchase agreement governing the transaction (the "Purchase Agreement"), IIS assumed the Company's office lease obligations, took up occupancy in the Company's premises and made offers of employment to substantially all of the remaining employees of the Company, which offers have been accepted.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Sale of assets and discontinued operations (continued)

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS and additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of December 31, 2001, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remained unpaid by IIS (which was fully reserved for at December 31, 2001). In October 2002, the Company received approximately $9,000 from IIS as a final payment pursuant to a June 2002 settlement agreement pertaining to the unpaid balance.

Under the Purchase Agreement, the Company also received from IIS a cash fee of $50,000 in return for entering into certain non-competition provisions contained in the Purchase Agreement, which provide that the Company will not, for a period of five years (i) engage in any business of substantially the same character as the business engaged in by the Company prior to the transaction, (ii) solicit for employment any employee of IIS (including former employees of the Company), or (iii) solicit any client or customer of IIS (including any customer transferred to IIS under the Purchase Agreement) to do business with the Company.

The aggregate cash consideration delivered to the Company at closing was $544,000, of which approximately $258,000 was paid directly to K2 Holdings LLC, an affiliate of SGI Graphics, LLC (collectively, "SGI") the Company's principal secured creditor, in order to release SGI's security interest in the assets of the Company.

DISCONTINUED OPERATIONS PRESENTATION

The operating results relating to the discontinued operations have been segregated from continuing operations and reported as a separate line item in the accompanying 2001 consolidated statement of operations.

The following table provides certain information related to the discontinued operations for the year ended December 31, 2001:

        Revenues                                      $ 1,999,407
                                                      -----------
        Direct salaries and costs                       1,978,970
        Selling, general and administrative
         expenses                                       3,234,248
        Depreciation and amortization                     210,610
        Other income                                      (50,183)
                                                      ------------
                                                        5,373,645
                                                      -----------
                 Net Loss                             $(3,374,238)
                                                      ============

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Commitments and contingencies

The Company had a two-year employment contract with an executive officer, which expired March 31, 2002. The contract provided for an annual salary of $225,000 and a discretionary bonus in the form of stock options based upon individual and Company performance. Such agreement also provided for 100,000 shares of restricted Common Stock, which vest over two years, 50% on April 14, 2001 and 50% on April 14, 2002. The value of the stock at the grant date was $5.00 per share. As a result of this transaction, the Company incurred $500,000 of deferred compensation costs, which were amortized over the two-year vesting period. The Company amortized approximately $72,000 and $250,000 of deferred compensation in 2002 and 2001, respectively. As a result of the officer's duties being diminished in light of the August 2001 transaction (see Notes 1 and 3) and the deteriorated consolidated financial condition of the Company, the officer agreed to take a reduced salary in the 4th quarter of 2001 and not to be paid in cash under this agreement in 2002. However, the officer may be compensated for the shortfall through additional stock options in the future.

Although management believes that it has adequately provided for all of its known liabilities at December 31, 2002, the Company may be exposed to potential contingencies related to its business activities that have been discontinued. At the present time, the Company is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements pursuant to SFAS No.5.

In connection with its capital raising efforts, FX has commited to grant equity interests and options in K2 to certain FX investors, if the reverse merger transaction, as discussed in Note 1, is consummated. The equity interests and options include (i) a convertible debt agreement whereby $100,000 of FX notes would be convertible into 275,000 shares of K2's common stock (ii) a commitment to issue 475,000 shares of K2's common stock and (iii) a commitment to issue options to purchase an additional 255,000 shares of K2 common stock in prices ranging from $0.01 to $1.00 per share.

5. Income taxes

The benefit for income taxes on the net loss for the years ended December 31, 2002 and 2001 differs from the amount computed by applying the Federal statutory rate due to the following:

                                                   2002             2001
                                                   ----             ----

     Statutory Federal income tax rate            (34.0)%          (34.0)%

     State and local taxes, net                    (5.1)            (5.1)

     Valuation allowance and other                 39.1             39.1
                                                   ---------------------
     Effective income tax rate                       --%              --%
                                                   =====================


As of December 31, 2002, the Company had net operating loss carryforwards of approximately $6.9 million for federal and state income tax purposes, which are available to reduce future taxable income and will expire through 2022 if not utilized. In addition, the impairment charge related to the investment in available-for-sale securities of approximately $1.4 million is not deductible until the securities are sold. The future tax benefits associated with the net operating loss carryforwards and impairment charge were the primary components of an estimated $3.3 million deferred tax asset at December 31, 2002. A valuation allowance has been established for the entire amount of the deferred tax asset since its realization is considered unlikely. Further, a change in the ownership of a majority of the fair market value of the Company's common stock (such as the change in ownership that would occur in the contemplated transaction with FX) could significantly delay or limit the utilization of net operating loss carryforwards.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

A summary of the Plans at December 31, 2002, and 2001 is presented in the table below:

                                         Shares       Range       Exercise Price
                                         ------       -----       --------------
Outstanding at December 31, 2000       1,595,250   $1.09 - $6.75     $ 2.96

Granted                                  175,000   $0.56 - $0.81     $ 0.73
Forfeited                               (815,000)  $1.09 - $5.81     $ 2.93
                                       ---------   -------------     ------
Outstanding at December 31, 2001         955,920   $0.56 - $6.75     $ 2.55
Granted                                   40,000     .05               0.05
Expired                                  (12,500)  $6.75               6.75
                                       ---------   -------------     ------
Outstanding at December 31, 2002         982,750   $0.05 - $5.81     $ 2.40
                                       =========   =============     ======
Shares exercisable at December 31, 2002  932,750

Shares exercisable at January 1, 2003    982,750

Included in options granted for the years ended December 31, 2002 and 2001 are 40,000 and 50,000 options, respectively, issued to consultants for services rendered. The options issued to consultants are exercisable immediately at $0.05 (for 2002 grant) and $0.56 (for 2001 grant) and were valued at $4,500 and $28,000 for the years ended December 31, 2002 and 2001, respectively, using a Black-Scholes option pricing model or other valuation means.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock option plan (continued)

The Company accounts for the Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost is recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for the Plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net loss and basic and diluted net loss per common share for the years ended December 31, 2002 and 2001 would have been the following pro forma amounts (in thousands, except for per share data):

                                             2002      2001
                                             ----      ----

      Net loss, as reported                $   (61)   $(5,139)

      Stock-based employee compensation
      determined under the fair value
      based method, net of related taxes      (573)      (603)
                                           -------    -------
      Net loss, proforma                   $  (634)   $(5,742)
                                           =======    =======
      Net loss per common
        share, basic and diluted:
      As reported                          $ (0.01)   $ (1.16)
                                           =======    =======
      Proforma                             $ (0.13)   $ (1.29)
                                           =======    =======

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with following assumptions:
Risk-free interest rate of 4.5%; no expected dividend yields for options granted; expected lives of 4 years and expected stock price volatility of approximately 124%.

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

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As a result of the sale of assets of the Company consummated in August 2001, the Company is currently in default under the agreement. In addition, due to the Company's current financial circumstances, the Company does not anticipate that, even if the current defaults are cured, it will be able to make any further issuances under the Fusion Facility. Accordingly, deferred issuance costs were written-off fully during the year ended December 31, 2001 and included in the accompanying 2001 consolidated statement of operations. On March 4, 2003, the Fusion Facility was terminated.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Allowance for doubtful accounts, December 31, 2000            $ 100,000

Less: Charge-off of uncollectible accounts                      (50,000)

Add:  Provision to increase allowance for doubtful accounts      21,650
                                                              ---------
Allowance for doubtful accounts, December 31, 2001               71,650

Less: Charge-off of uncollectible accounts                      (71,650)
                                                              ---------
Allowance for doubtful accounts, December 31, 2002            $      --
                                                              =========

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2002, the Board of Directors of the Company made a determination not to engage Arthur Andersen LLP ("Andersen"), as its independent public accountants and resolved to appoint Rothstein, Kass & Company, P.C. ("Rothstein") as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001.

During the two years ended December 31, 2001 and through April 10, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

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

None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-B occurred within the two years ended December 31, 2001 and through April 10, 2002.

The Company provided Andersen with a copy of the above disclosures. A letter dated April 10, 2002, from Andersen stating its agreement with our statements is listed under Item 13(a)(2) in Part IV as Exhibit 16.1 and is incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 16, 2002.

During the two years ended December 31, 2001, and the subsequent interim period through April 10, 2002, the Company did not consult with Rothstein regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

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

Matthew G. de Ganon, age 40, is Chief Marketing Officer and Executive Vice President of Corporate Development for Arcavista Corporation. Mr. de Ganon has been a director and was an executive officer of the Company July 1995. Mr. de Ganon resigned from his position as an executive officer of the Company effective August 1, 2001. From that time until April 2002, Mr. de Ganon was employed by Integrated Information Systems, Inc., which purchased certain assets of the Company in August 2001. He was President of the Company from June 1996 to November 1998 and was also the Chief Operating Officer of the Company from July 1995 to November 1997. For the two years prior to joining the Company, Mr. de Ganon operated a business that created CD-ROM products and offered consulting services regarding the use of electronic delivery to publishers of newsletters and directories. Mr. de Ganon is co-author of the essay, "Overcoming Future Shock on the Superhighway: Suggestions for Providers and Technocrats," published and presented in the 1994 National Online Conference Proceedings. From August 1992 to July 1993, Mr. de Ganon was the Vice President of New Media of Superior Computer Systems, Inc., a software developer. Mr. de Ganon's work focused on UNIX-based 4GL accounting software customization for corporate clients. From May 1991 to July 1992, Mr. de Ganon was involved in casting administration for the Motion Picture Group of Universal Studios, Inc. He was a franchised theatrical agent with the Stone Manners Agency in Los Angeles, California from August 1987 to May 1991.

Douglas E. Cleek, age 40, is a Partner and Creative Director of Magnitude 9.6, a digital services firm. Mr. Cleek, who co-founded the Company in 1993, has been a director of the Company since it was reorganized as a corporation in January 1995. From January 1995 until August 2001, Mr. Cleek served as the Company's Executive Vice President--Chief Creative Officer. From 1993 until 1995, Mr. Cleek was a general partner of the Company. For more than five years prior to that, Mr. Cleek was an art director/Designer for William Allen & Co. and its successor, A.J. Bart & Sons, specializing in graphic promotional materials for the hospitality industry.

Gary W. Brown, age 50, has been a director of the Company since February 2000 and joined the Company in April 2000 as Executive Vice President and Chief Operating Officer. Since August 31, 2001, Mr. Brown has served as President, Secretary, Chief Financial Officer and Chief Operating Officer of the Company. Since November 14, 2001, Mr. Brown has served as Senior Vice President and Managing Director of the Risk Management Division of Canadian Imperial Bank of Commerce (CIBC World Markets). Prior to that, Mr. Brown was employed from July 1980 through June 1999 in various management roles with UBS AG, the successor organization to Union Bank of Switzerland, including the role of New York Branch Manager. There he served as Division Head for Structured Finance, one of UBS's six operating divisions in the Americas prior to the merger of UBS with Swiss Bank Corporation in 1998. Post-merger, Mr. Brown was designated Chief Credit Officer-Americas for UBS's investment banking division, Warburg, Dillon Read, where he was responsible for capital commitments of the firm. Mr. Brown held various business development and risk management positions throughout his 19-year career at UBS. He also served as President of the New York Chapter of Risk Management Association, the trade association for the financial services risk management industry, and as an ex-officio member of the RMA National Board. From 1991-1999, he has served on the Board of Directors of Sefar Americas, a subsidiary of Sefar AG, a manufacturer of Swiss synthetic fabrics. Prior to joining UBS in 1980, Mr. Brown was employed from June 1976 through June 1980 with The Chase Manhattan Bank, having served in various business development functions. Mr. Brown received a Bachelor of Science degree in Business Administration from Oral Roberts University in May 1976.

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

FILING REQUIREMENTS

The Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR FEES

Directors who are employees of the Company receive no additional compensation for their service as directors. Directors not so employed are entitled to receive $25,000 in compensation annually and are entitled to be reimbursed for expenses incurred in connection with meeting attendance. In addition, each of the Company's non-employee Directors are granted options to acquire 5,000 shares of the Company's common stock upon their election or reelection to the Board. Current Directors have not received any compensation for their services to the Company since the year-ended December 31, 2001.

ADVISOR FEES

All non-employees serving as members of the Company's Board of Advisors receive options to purchase up to 5,000 shares of the Company's common stock upon their election to the Board of Advisors. There were two members of the Board of Advisors for the year ending December 31,2001.

EXECUTIVE COMPENSATION

The following table sets forth, for the last three completed fiscal years, the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer, and those other executive officers (the "Named Executives") who served in executive capacities during fiscal 2001 and had aggregate compensation in excess of $100,000. Except for Mr. Brown, each of the Named Executives has resigned his or her position as an officer of the Company, effective August 1, 2001.

                                                                          Annual Compensation (1)    Long Term Compensation
                                                                          -----------------------   -------------------------
                                                                                                    Restricted         Option
              Name and Principal Position                         Year     Salary         Bonus     Stock Awards        Awards
              ---------------------------                         ----     ------         -----       ---------        ------

  Matthew G. de Ganon, Chairman of the Board (2)                  2002       --             --           --               --
                                                                  2001    164,231           --           --               --
                                                                  2000    228,392           --           --               --
  Douglas E. Cleek, Executive Vice President - Chief
  Creative Officer (2)                                            2002       --             --           --               --
                                                                  2001    115,837           --           --               --
                                                                  2000    182,423           --           --               --
  Gary W. Brown, President, Chief Operating Officer, Chief
  Financial Officer and Secretary (4)                             2002       --             --           --               --
                                                                  2001    192,539           --           --             100,000
                                                                  2000    151,442           --       100,000 (5)        268,000

  Lynn Fantom, Chief Executive Officer (2)(3)                     2002       --             --           --               --
                                                                  2001    144,173           --           --             200,000
                                                                  2000    250,000           --           --               --


(1) The value of perquisites and other personal benefits does not exceed 10% of the officer's salary. The Company effectively ceased its operations in August 2001.
(2)  Resigned as an Officer of the Company effective August 1, 2001.
(3)  Resigned as a Director of the Company effective November 6, 2001.
(4) Mr. Brown accepted compensation less than provided for in his employment agreement during 2001, and has received no salary, compensation or benefits since December 31, 2001.
(5) 50,000 shares vested on April 14, 2001 and the remaining 50,000 shares vested on April 14, 2002. Based on the closing price of the Company's common stock on April 14, 2000 of $5.00 per share, the fair market value of the restricted stock awards on the date of grant was $500,000.

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

Gary W. Brown joined the Company as Executive Vice President and Chief Operating Officer on April 14, 2000 and is currently the Company's President, Chief Operating Officer, Chief Financial Officer and Secretary. Mr. Brown signed an employment contract with the Company that expired on March 31, 2002. The employment contract provided for an annual salary of $225,000 and a discretionary annual bonus in the form of stock options up to a maximum of 100,000 shares of the Company's common stock per year. Upon joining the Company, Mr. Brown also received 100,000 shares of restricted stock and options to purchase up to 263,000 shares of the Company's common stock, all of which had vested as of April 14, 2002. In the event of a change of control of the Company, all of Mr. Brown's unvested stock options were to immediately vest pursuant to his employment contract and if, within 180 days after a change of control, Mr. Brown is dismissed from the Company for any reason other than "Cause" or if Mr. Brown were to resign from the Company for "Good Reason" (as each term is defined in his employment contract), Mr. Brown was to be entitled to a payment equal to the greater of $225,000 or his base salary for the remainder of his employment term. Pursuant to his employment contract, Mr. Brown is also subject to a non-compete restriction for twelve months after the termination of his employment.

OPTION GRANTS IN FISCAL 2001

The following table sets forth individual grants of stock options made under the Company's 1996 Stock Incentive Plan (the "1996 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan") during the fiscal year ended December 31, 2001 for the Chief Executive Officer of the Company and each of the Named Executives.

                                                   Percent of Total
                          Number of Securities    Options Granted to
                           Underlying Options     Employees in Fiscal      Exercise or Base
Name                            Granted                 Year(1)              Price ($/Sh)         Expiration Date
----                      --------------------    -------------------      ----------------       ---------------
Lynn Fantom                  200,000(2)(3)                67%                   $0.75             January 2, 2011

Matthew G. de Ganon                --                     --                      --                     --

Douglas E. Cleek                   --                     --                      --                     --

Gary W. Brown                  100,000(2)                 33%                   $0.75             January 2, 2011



(1) Calculated as a percentage of total options granted to all employees under both the 1996 Plan and the 1997 Plan.
(2)  Such options were granted under the 1997 Plan.
(3) All unvested options granted to Ms. Fantom were cancelled upon her resignation from the Board of Directors effective November 6, 2001.

No stock options were granted under the 1996 Plan and 300,000 stock options were granted under the 1997 Plan to all executive officers and directors as a group during the fiscal year ended December 31, 2001. Such options are exercisable at prices per share (reflecting the fair market value on the dates of grant) of $0.75 under the 1997 Plan. None of such options were exercised during fiscal 2002.

OPTION GRANTS IN FISCAL 2002

No stock options were granted under the 1996 Plan or the 1997 Plan for the year-ended December 31, 2002.

OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

The table set forth below shows the value of unexercised options under the 1996 Plan and the 1997 Plan held on December 31, 2002 by Ms. Fantom and each of the Named Executives or Directors.



                                                                                         Value of
                                                   Number of Securities            Unexercised In-the-Money
                       Shares                     Underlying Unexercised          Options held on December 31,
                      Acquired                 Options at December 31, 2002             2002 ($)(1)
                         on         Value      ----------------------------      -----------------------------
Name                  Exercise     Realized    Exercisable    Unexercisable      Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------
Lynn Fantom              --          --        400,000(2)          --               --              --

Gary W. Brown            --          --        368,000(3)          --               --              --



(1) Based on the closing price of the Company's common stock on December 31, 2002, the last day in fiscal 2002 on which the markets were open for business, which was $0.025.

(2) Represents grants made under the 1997 Plan.

(3) Represents 346,000 options granted under the 1997 Plan and 22,000 options granted under the 1996 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information, as of April 15, 2003 as to the beneficial ownership of common stock (including shares which may be acquired within 60 days pursuant to stock options) of each director of the Company, the Chief Executive Officer of the Company, all directors and executive officers as a group and persons known by the Company to beneficially own 5% or more of the common stock. Except as set forth below, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such person. Except as otherwise indicated, the address of each person included in the table is c/o the Company, Sokolow, Dunaud, Mercadier & Carreras LLP, 770 Lexington Avenue - 6th Floor, New York, New York 10021.



                                                         Shares of Common Stock
Name of Owner                      Beneficially Owned     Percent of Class (1)
-------------                      ------------------     --------------------

Matthew G. de Ganon                    856,866(2)                 14.9

Douglas E. Cleek                       424,281(2)                  7.4

Lynn Fantom                            405,000(3)
7.0

Gary W. Brown                        1,348,069(4)                 23.4

David Sklaver                           15,000(5)                   *

All Directors and Executive          2,624,935(6)                 45.5
Officers as a group (6 persons)


*Less than one percent.

(1) Does not give effect to: (i) shares held in treasury and (ii) options held by persons other than the persons named above.

(2) Messrs. de Ganon and Cleek resigned from their positions as officers of the Company effective August 1, 2001. Pursuant to a 10-year voting agreement entered into by Messrs. de Ganon, Cleek, David Centner (a former Chief Operating Officer and Director of the Company) and Bradley Szollose (a former Secretary and Director of the Company), effective July 26, 1996 (the "Voting Agreement"), the voting control over 424,281 shares held by Mr. Cleek are vested in Mr. de Ganon. Such shares subject to the Voting Agreement must be voted in favor of the election of Mr. de Ganon. In addition, the Voting Agreement grants each party thereto a right of first refusal as to the sale of the others' common stock. Messrs. de Ganon, Cleek, Centner and Szollose each disclaim beneficial ownership of those shares with respect to which they are not record owners.

(3) Ms. Fantom resigned from her position as an officer of the Company effective August 1, 2001 and resigned as a director of the Company effective November 6, 2001. Ms. Fantom holds 400,000 shares underlying presently exercisable stock options. Ms Fantom disclaims beneficial ownership of all such shares underlying unexercised options.

(4) Includes 368,000 shares underlying presently exercisable stock options: (i) 136,500 shares underlying options which vested on April 14, 2001, (ii) 131,500 shares underlying options which vested on April 14, 2002, 50,000 shares underlying options which vested on January 2, 2002 and 50,000 shares underlying unvested stock options which vested on January 2, 2003; (iii) 50,000 shares of restricted common stock which vested on April 14, 2001, and (iv) 50,000 shares of restricted common stock which vested on April 14, 2002. Mr. Brown disclaims beneficial ownership of all shares underlying unexercised and/or unvested options.

(5) Includes 15,000 shares underlying presently exercisable stock options.

(6) Includes 733,000 shares underlying presently exercisable stock options and 50,000 shares underlying unvested stock options, all of which vest upon the occurrence of certain change of control transactions. Note that 424,281 of the 2,624,935 shares are subject to the Voting Agreement described above and are therefore listed as beneficially owned by both Mr. de Ganon and Mr. Cleek. These shares are counted only once for purposes of the aggregate number of shares of common stock beneficially owned by all directors and executive officers as a group and Messrs. de Ganon and Cleek each disclaim beneficial ownership of those shares with respect to which they are not record owners.

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

                                     PART IV


ITEM 13. Exhibit List and Reports on Form 8-K

(a) Documents filed as part of this report: Page


1. Independent Auditors' Report............................................................................................F-1 - 2

2. Consolidated Financial Statements

   Consolidated Balance Sheet - December 31, 2002.................................... .........................................F-3

   Consolidated Statements of Operations and Comprehensive Loss - For the years ended December 31, 2002 and 2001...............F-4

   Consolidated Statements of Stockholders' Equity (Deficit) - For the years ended December 31, 2002 and 2001..............F-6 - 7

   Consolidated Statements of Cash Flows - For the years ended December 31, 2002 and 2001..................................F-6 - 7

   Notes to Consolidated Financial Statements.............................................................................F-8 - 16

   Schedule II - Valuation and Qualifying Accounts............................................................................F-17

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

EXHIBIT NUMBER      DESCRIPTION OF DOCUMENT
--------------      -----------------------

99.01**             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

16.1 Letter from Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from the Registrant's Current Report on Form 8-K filed 04/16/02).
21.1                Subsidiary List*

_______________________

* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

**   Filed herewith.

(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

ITEM 14.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer of K2 Digital, Inc. after conducting an evaluation, together with other members of management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, have concluded that K2 Digital, Inc.'s disclosure controls and procedures were effective to ensure that information required to be disclosed by K2 Digital, Inc. in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in K2 Digital, Inc.'s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.

Dated: April 15, 2003





                         By: /s/  Gary W. Brown
                             ------------------------------------
                             Gary W. Brown, President



          Signature                                      Title                                      Date
          ---------                                      -----                                      ----
/s/ Matthew G. de Ganon*         Chairman of the Board, Director                               April 15, 2003
------------------------------
Matthew G. de Ganon

/s/ Gary W. Brown*               President, Chief Operating Officer, Chief Financial           April 15, 2003
------------------------------   Officer (Principal Financial and Accounting Officer),
Gary W. Brown                    Secretary and Director

/s/ Douglas E. Cleek*            Director                                                      April 15, 2003
------------------------------
Douglas E. Cleek

/s/ David R. Sklaver*            Director                                                      April 15, 2003
------------------------------
David R. Sklaver


*BY GARY W. BROWN, ATTORNEY-IN-FACT

                                K-2 DIGITAL, INC.

                                  CERTIFICATION

     I, Gary W. Brown, certify that:

1.   I have reviewed this annual report on Form 10-K SB of K-2 Digital, Inc.,;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified

     b) for the registrant's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/s/  Gary W. Brown
------------------------------------------
     Gary W. Brown
     Chief Executive Officer
     And Chief Financial Officer
     (Principal Executive Officer and Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT NUMBER             DESCRIPTION OF DOCUMENT
--------------             -----------------------

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

21.1                       Subsidiary List*

99.01**                    Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002



* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

**   Filed herewith.