Form 10QSB
period 2003-03-31
K2 DIGITAL INC
filed 2003-05-20
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 1-11873

                                K2 DIGITAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                   13-3886065
 --------------------------------       ---------------------------------------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
  Incorporation or Organization)


                  c/o Sokolow, Dunaud, Mercadier & Carreras LLP
                              770 Lexington Avenue
                                    6th Floor
                               New York, NY 10021
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 935-6000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                                Outstanding at May 20, 2003
-----                                                ---------------------------
Common stock, par value $.01 per share.............            4,982,699


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

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                            PAGE
                                                                            ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheet - March 31, 2003  (unaudited)..  2

         Condensed consolidated statements of operations and comprehensive loss - three months ended March 31, 2003 (unaudited) and
         March 31, 2002 (unaudited)..........................................  3

         Condensed consolidated statements of cash flows - three months ended March 31, 2003 (unaudited) and March 31, 2002
         (unaudited).........................................................  4

         Notes to condensed consolidated financial statements................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  6

Item 3.  Controls and Procedures.............................................  8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................  9

SIGNATURES   ................................................................ 10

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents......................................  $    5,537
   Investment in security available-for-sale......................      34,100
                                                                    ----------
         Total assets.............................................  $   39,637
                                                                    ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable...............................................     158,903
   Accrued expenses and other current liabilities.................      80,100
                                                                    ----------

      Total liabilities...........................................     239,003
                                                                    ----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding.............................          --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding....      54,001
   Treasury stock, 417,417 shares at cost.........................    (819,296)
   Additional paid-in capital.....................................   8,317,910
   Accumulated other comprehensive income.........................       8,800
   Accumulated deficit............................................  (7,760,781)
                                                                    ----------
Total stockholders' deficit.......................................    (199,366)
                                                                    ----------
         Total liabilities & stockholders' deficit................  $   39,637
                                                                    ==========

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ------------------------
                                                           2003         2002
                                                           ----         ----
                                                        UNAUDITED     UNAUDITED

Revenue                                                $      --     $       --
General and administrative expenses                       23,071         65,092
                                                       ---------     ----------
Net loss                                               $ (23,071)    $  (65,092)
                                                       =========     ==========
Net loss per  common share
  - basic and diluted                                  $   (0.00)    $    (0.01)
                                                        =========    ==========
Weighted average common shares outstanding
  - basic and diluted                                   4,982,699     4,972,283
                                                       ==========    ==========
Comprehensive loss:
Net loss                                               $  (23,071)   $  (65,092)
Other comprehensive income -
    unrealized gain on security available-for-sale          8,800            --
                                                       ----------    ----------
Comprehensive loss                                     $  (14,271)   $  (65,092)
                                                       ==========    ==========

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           2003         2002
                                                           ----         ----
                                                        UNAUDITED     UNAUDITED
CASH FROM OPERATING ACTIVITIES:
Net Loss                                                $(23,071)     $(65,092)
Adjustments to reconcile net loss to net cash used
   in operating activities --
Non-cash compensation expense                                           62,500
Changes in --
  Accounts receivable, net                                              68,807
  Accounts payable                                        20,435       (63,881)
  Accrued compensation and payroll taxes                                (5,691)
                                                        --------      --------
Net cash used in operating activities and net decrease
  in cash and cash equivalents                            (2,636)       (3,357)
CASH AND CASH EQUIVALENTS, beginning of period             8,173         5,380
                                                        --------      --------
      CASH AND CASH EQUIVALENTS, end of period          $  5,537      $  2,023
                                                        ========      ========

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

1.  PRIOR BUSINESS AND GOING CONCERN CONSIDERATION

Through August 2001, K2 Digital, Inc. (together with its wholly-owned subsidiary, the "Company") was a strategic digital services company that provided consulting and development services including analysis, planning, systems design and implementation. In August 2001, the Company completed the sale of fixed and intangible assets essential to its business operations to Integrated Information Systems, Inc. ("IIS").

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at March 31, 2003, the Company has cumulative losses of approximately $7.8 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $200,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan includes a proposed business combination with Future X Media, f/k/a First Step Distribution Network, Inc. ("FX"), a California-based consumer Internet entertainment firm, in a reverse merger transaction. If the transaction is consummated, it is anticipated that the shareholders of FX will thereby acquire substantially all of the issued and outstanding voting common stock of the Company. The proposed transaction is subject to various conditions including, but not limited to, a 5.1 to 1 reverse stock split of the Company's common stock and completion of a shareholders meeting. If the Company is unsuccessful in completing the preceding transaction, management's alternative plan may include a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized. Further, a liquidation of the Company, through a Chapter 7 filing, may be pursued.

2.  BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2003 and the financial results for the three months ended March 31, 2003 and 2002, in accordance with generally accepted accounting principles for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2003 and 2002, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2002, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three months ended March 31, 2003 and 2002 were the same.

NEW ACCOUNTING PRONOUNCEMENTS

During 2002, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and No. 148, "Accounting for Stock-Based Compensation Transaction and Disclosure".

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows upon its 2003 implementation. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transactions for voluntary change to either fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

STOCK-BASED COMPENSATION

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS 148. During the three month periods ended March 31, 2003 and 2002, the Company did not grant options pursuant to its stock option plans.

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

OVERVIEW

Founded in 1993, the Company is a digital professional services company that, until August 2001, historically provided consulting and development services, including analysis, planning, systems design, creation and implementation. In August 2001, upon the sale of assets to Integrated Information Systems, Inc. ("IIS"), the Company effectively ceased operations.

RESULTS OF OPERATIONS

During the three months ended March 31, 2003 and 2002, the Company, operating as a "shell," incurred a net loss of approximately, $23,000 and $65,000, respectively. The Company's 2002 net loss consists primarily of an approximate $63,000 non cash compensation charge related to an employment agreement which expired during the first quarter of 2002. All other costs during the three month periods ended March 31, 2003 and 2002 relate to ongoing general administrative expenses, most notably professional fees.

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

The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. On January 15, 2002, the Company entered into the Merger Agreement with Future X Media, Inc., ("FX") f/k/a First Step Distribution Network, Inc. Under the terms of the Merger Agreement, the Company intends to acquire FX by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into FX in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. The proposed transaction is subject to various conditions including, but not limited to, a 5.1 for 1 reverse stock split of the Company's common stock (the "Reverse Stock Split").

As a condition to the Merger, the Company is required to implement the Reverse Stock Split described above. The implementation of the Reverse Stock Split is subject to the approval of the stockholders of the Company. The Board of Directors of the Company has approved the Reverse Stock Split and will submit the Reverse Stock Split to the stockholders of the Company for their approval.

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in FX's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about FX that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of FX that FX has made significant progress in securing the necessary financing and financial statements and that FX expects to be able to consummate the Merger during the second quarter of 2003, subject to the requisite stockholder approval.

The Company's cash balance of $5,537 at March 31, 2003, decreased by $2,636 or 32% compared to the $8,173 cash balance at December 31, 2002. This decrease is primarily due to the fact that the Company effectively ceased its operations and continues to wind down activities.

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

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in FX's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about FX that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of FX that FX has made significant progress in securing the necessary financing and financial statements and that FX expects to be able to consummate the Merger during the first quarter of 2003, subject to the requisite stockholder approval. On June 28, 2002, the Company agreed to extend its Merger closing date until July 31, 2002. No further extension has been granted, although the Company would be prepared to provide such an extension upon certain conditions being met. Although FX has assured the Company that FX remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

ITEM 3.  CONTROLS AND PROCEDURES

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

                  99.1     Sarbanes-Oxley Act Section 906 Certification

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


                                             K2 DIGITAL, INC.

Date:    May 20, 2003

                                         By: /s/ Gary Brown
                                             -----------------------------
                                             Gary Brown
                                             President
                                             (Principal Financial and
                                                Accounting Officer)

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Brown, certify that:

1. I have reviewed this quarterly report of K2 Digital Inc. and its subsidiary;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           By: /s/ Gary Brown
                                               -------------------------
                                               Gary Brown
                                               President
                                               (Principal Financial and
                                                 Accounting Officer)