Form 10QSB
period 2003-06-30
K2 DIGITAL INC
filed 2003-08-14
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                  c/o Sokolow, Dunaud, Mercadier & Carreras LLP
                              770 Lexington Avenue
                                    6th Floor
                               New York, NY 10021
                               ------------------
                    (Address of Principal Executive Offices)

                                 (212) 935-6000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                             Outstanding at August 14, 2003
-----                                             ------------------------------
Common stock, par value $.01 per share .........             4,982,699

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed consolidated balance sheet - June 30, 2003  (unaudited)................................   2

         Condensed consolidated statements of operations and comprehensive income (loss)
                - three and six months ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited)......   3

         Condensed consolidated statements of cash flows - six months ended June
                30, 2003 (unaudited) and June 30, 2002 (unaudited)........................................   4

         Notes to condensed consolidated financial statements.............................................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF Operations.............   6

ITEM 3. CONTROLS AND PROCEDURES...........................................................................   8

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................................   9

SIGNATURES ...............................................................................................  10

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

Cash ............................................................      $    13,512
Investment in security available-for-sale .......................           64,800
                                                                       -----------
      Total current assets ......................................      $    78,312
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable .............................................      $   147,983
   Accrued expenses and other current liabilities ...............           80,100
                                                                       -----------
      Total current liabilities .................................          228,083
                                                                       -----------

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding ...........................               --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding ..           54,001
   Treasury stock, 417,417 shares at cost .......................         (819,296)
   Additional paid-in capital ...................................        8,317,910
   Accumulated other comprehensive income .......................           48,800
   Accumulated deficit ..........................................       (7,751,186)
                                                                       -----------
Total stockholders' deficit .....................................         (149,771)
                                                                       -----------
         Total liabilities and stockholders' deficit ............      $    78,312
                                                                       ===========

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,

                                                       2003             2002               2003             2002
                                                     Unaudited        Unaudited         Unaudited         Unaudited
Revenues                                            $        --      $        --       $        --       $        --
Other income                                             28,200            6,371            28,200             6,371
General and administrative expenses                      18,605           11,355            41,676            76,447
                                                    -----------      -----------       -----------       -----------
Net income (loss)                                   $     9,595      $    (4,984)      $   (13,476)      $   (70,076)

Net income (loss) per common share-
     basic and diluted                              $     0.002      $    (0.001)      $    (0.003)      $    (0.014)

Weighted average common shares outstanding -
     basic and diluted                                4,982,699        4,982,012         4,982,699         4,977,174

Comprehensive income (loss):

Net income (loss)                                   $     9,595      $    (4,984)      $   (13,476)      $   (70,076)

Other comprehensive income (loss) -
      unrealized gain (loss) on available-for-
      sale securities                                    40,000           (2,200)           48,800            (2,200)
                                                    -----------      -----------       -----------       -----------
Comprehensive income (loss)                         $    49,595      $    (7,184)      $    35,324       $   (72,276)
                                                    ===========      ===========       ===========       ===========

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,

                                                                                    2003           2002
                                                                                 Unaudited      Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(13,476)      $(70,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of available-for-sale securities                                     (28,200)
Non-cash consulting and compensation expense                                                      72,355
Changes in operating assets and liabilities:
Accounts receivable, net                                                                          68,807
Accounts payable                                                                    9,515        (69,489)
Accrued expenses and other current liabilities                                                    (5,691)
                                                                                 --------       --------
Net cash used in operating activities
                                                                                  (32,161)        (4,094)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES, gross proceeds from sale of
  available-for-sale securities                                                    37,500
                                                                                 --------       --------
Net increase (decrease) in cash                                                     5,339         (4,094)
CASH, beginning of period                                                           8,173          5,380
                                                                                 --------       --------
CASH, end of period                                                              $ 13,512       $  1,286
                                                                                 ========       ========

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at June 30, 2003, the Company has cumulative losses of approximately $7.8 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $150,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2003 and the financial results for the three and six months ended June 30, 2003 and 2002, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six months ended June 30, 2003 and 2002, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2002, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of K2 Digital, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and six months ended June 30, 2003 and 2002 were the same.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No.133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No.150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No.150 are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

STOCK-BASED COMPENSATION

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No.148 "Accounting for Stock-based Compensation Transaction and Disclosure". During the three and six month periods ended June 30, 2003 and 2002, the Company did not grant options pursuant to its stock option plans.

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

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2003 and 2002, the Company, operating as a "shell," incurred a net income (loss) of approximately, $9,600 and $(13,500), respectively for 2003 and $(5,000) and $(70,100) respectively for 2002. The Company's 2003 net income (loss) consists primarily of a gain on sale of available-for-sale securities less accounting, legal and public company expenses related to maintaining the "shell" corporation. The Company's 2002 net loss consists primarily of an approximate $63,000 non-cash compensation charge related to an employment agreement, which expired during the first quarter of 2002. All other costs during the three and six month periods ended June 30, 2003 and 2002 relate to ongoing general administrative expenses, most notably professional fees.

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

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in FX's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about FX that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of FX that FX has made significant progress in securing the necessary financing and financial statements and that FX expects to be able to consummate the Merger during the third quarter of 2003, subject to the requisite stockholder approval.

The Company's cash balance of $13,512 at June 30, 2003, increased by $5,339 or 65% compared to the $8,173 cash balance at December 31, 2002. This increase is primarily due to the sale during the second quarter of 30,000 shares of 24/7 Real Media ("TFSM") common stock at $1.25 per share, net of certain operating expenses incurred by the Company which has effectively ceased its operations and continues to wind down activities.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

For the last two years, the Company has been a "shell" company with no operational revenues and continuing general and administrative expenses.

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

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations will be wound up subject to the approval of the stockholders of the Company. The anticipated closing date for the Merger has been postponed due to delays in FX's ability to secure the financing for the transaction that is required pursuant to the terms and conditions of the Merger Agreement, as well as delays in the preparation and finalization of the requisite financial and other information about FX that will be included in the Company's information statement being prepared in connection with the solicitation of stockholder approval for the Reverse Stock Split. The Company has been informed by representatives of FX that FX has made significant progress in securing the necessary financing and financial statements and that FX expects to be able to consummate the Merger during the third quarter of 2003, subject to the requisite stockholder approval. On June 28, 2002, the Company agreed to extend its Merger closing date until July 31, 2002. No further extension has been granted, although the Company would be prepared to provide such an extension upon certain conditions being met. Although FX has assured the Company that FX remains committed to the consummation of the transaction, the transaction is subject to the satisfaction of a number of conditions and there can be no assurance that the transaction will be consummated.

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

                  3.2(b)   Amendment to By-laws of the Company*

                  3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

                  4.1      Common Stock Certificate*

                  4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

                 31.1      Sarbanes-Oxley Act Section 302 Certification

                 32.1      Sarbanes-Oxley Act Section 906 Certification

* Incorporated by reference from the Registrant's Registration Statement on Form SB-2, No. 333-4319.

** Incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000.

*** Incorporated by reference from the Registrant's Form 10-QSB/A filed on June 28, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                K2 DIGITAL, INC.

Date: August 14, 2003

                                            By: /s/ Gary Brown
                                                -----------------------------
                                                Gary Brown
                                                President
                                                (Principal Financial and
                                                Accounting Officer)