Form 10QSB
period 2003-09-30
K2 DIGITAL INC
filed 2003-11-14
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 1-11873

                                K2 DIGITAL, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)



              Delaware                              13-3886065
    -------------------------------         ------------------------------
    (State or Other Jurisdiction of              (I.R.S. Employer
        Identification Number)              Incorporation or Organization)



                             c/o Calvey & Amon, LLP
                              770 Lexington Avenue
                                    6th Floor
                               New York, NY 10021
                               ------------------
                    (Address of Principal Executive Offices)

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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




               Class                        Outstanding at November 14, 2003
 --------------------------------------     --------------------------------
 Common stock, par value $.01 per share                4,982,699


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
         Condensed consolidated balance sheet - September 30, 2003  (unaudited).............................................  2

         Condensed consolidated statements of operations and comprehensive income (loss)
                - three and nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited).............  3

         Condensed consolidated statements of cash flows - nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited).....................................  4

         Notes to condensed consolidated financial statements...............................................................  5



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................  6

ITEM 3. CONTROLS AND PROCEDURES.............................................................................................  7

                                                PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................................  8

SIGNATURES .................................................................................................................  8


                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:


Cash ............................................................   $      7,404
Investment in security available-for-sale .......................         93,750
                                                                    ------------
      Total current assets ......................................   $    101,154
                                                                    ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable .............................................   $   153,806
   Accrued expenses and other current liabilities ...............        80,100
                                                                    -----------

      Total current liabilities .................................       233,906
                                                                    -----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding ...........................            --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding ..        54,001
   Treasury stock, 417,417 shares at cost .......................      (819,296)
   Additional paid-in capital ...................................     8,317,910
   Accumulated other comprehensive income .......................        76,500
   Accumulated deficit ..........................................    (7,761,867)
                                                                    -----------
Total stockholders' deficit .....................................      (132,752)
                                                                    -----------
         Total liabilities and stockholders' deficit ............   $   101,154
                                                                    ===========



   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,

                                                     2003             2002             2003             2002
                                                  Unaudited        Unaudited        Unaudited        Unaudited
Revenues                                         $        --      $        --      $        --      $        --
Other income                                           9,750           16,246           37,950           22,617
General and administrative expenses                   20,431           20,850           62,107           97,297
                                                 ---------------------------------------------------------------
Net income (loss)                                $   (10,681)     $    (4,604)     $   (24,157)     $   (74,680)
Net income (loss) per common share-
  basic and diluted                              $    (0.002)     $    (0.001)     $    (0.005)     $    (0.015)
Weighted average common shares outstanding -
  basic and diluted                                4,982,699        4,982,699        4,982,699        4,979,036
Comprehensive income (loss):
Net income (loss)                                $   (10,681)     $    (4,604)     $   (24,157)     $   (74,680)
Other comprehensive income (loss) -
  unrealized gain (loss) on
  available-for-sale securities                        7,350           17,600           76,500           15,400
                                                 ---------------------------------------------------------------
Comprehensive income (loss)                      $    (3,331)     $    12,996      $    52,343      $   (59,280)
                                                 ===============================================================


   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,

                                                                                      2003           2002
                                                                                    Unaudited      Unaudited
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(24,157)     $(74,680)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
     Realized gain on sale of available-for-sale securities                           (37,950)
     Non-cash consulting and compensation expense                                                    72,355
     Changes in operating assets and liabilities:
     Prepaid expense and other current assets                                                       (16,246)
     Accounts receivable, net                                                                        68,807
     Accounts payable                                                                  15,338       (70,288)
     Accrued expenses and other current liabilities                                                  15,159
                                                                                     -----------------------
     Net cash used in operating activities                                            (46,769)       (4,893)

     CASH FLOWS PROVIDED BY INVESTING ACTIVITIES,
       gross proceeds from sale of available-for-sale securities                       46,000
                                                                                     -----------------------
     Net increase (decrease) in cash                                                     (769)       (4,893)
     CASH, beginning of period                                                          8,173         5,380
                                                                                     -----------------------
     CASH, end of period                                                             $  7,404      $    487
                                                                                     =======================



   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at September 30, 2003, the Company has cumulative losses of approximately $7.8 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $133,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan includes a proposed business combination with Future X Media, f/k/a First Step Distribution Network, Inc. ("FX"), a California-based consumer Internet entertainment firm, in a reverse merger transaction. If the transaction is consummated, it is anticipated that the shareholders of FX will thereby acquire substantially all of the issued and outstanding voting common stock of the Company. The proposed transaction is subject to various conditions including, but not limited to, a 5.1 to 1 reverse stock split of the Company's common stock and completion of a shareholders meeting. If the Company is unsuccessful in completing the preceding transaction, management's alternative plan may include a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized. On October 8, 2003, the Company notified FX that, in light of delays in its consummating the proposed merger with the Company, the Company's Board of Directors had decided to explore other options to enhance shareholder value. These options may include a merger or similar transaction with another entity, consummation of the merger with FX, or liquidation of the Company through a Chapter 7 filing.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2003 and the financial results for the three and nine months ended September 30, 2003 and 2002, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2002, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and nine months ended September 30, 2003 and 2002 were the same.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No.133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No.150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No.150 are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

STOCK-BASED COMPENSATION

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No.148 "Accounting for Stock-based Compensation Transaction and Disclosure". During the three and nine month periods ended September 30, 2003 and 2002, the Company did not grant options pursuant to its stock option plans.

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

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2003 and 2002, the Company, operating as a "shell," incurred a net income (loss) of approximately, $(11,000) and $(24,000), respectively for 2003 and $(5,000) and $(75,000) respectively for 2002. The Company's 2003 net income (loss) consists primarily of a gain on sale of available-for-sale securities less accounting, legal and public company expenses related to maintaining the "shell" corporation. The Company's 2002 net loss consists primarily of an approximate $63,000 non-cash compensation charge related to an employment agreement, which expired during the first quarter of 2002 and ongoing general and administrative expenses, most notably professional fees.

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

The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. On January 15, 2002, the Company entered into the Merger Agreement with Future X Media, Inc., ("FX") f/k/a First Step Distribution Network, Inc. Under the terms of the Merger Agreement, the Company intends to acquire FX by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into FX in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. The proposed transaction is subject to various conditions including, but not limited to, a 5.1 for 1 reverse stock split of the Company's common stock (the "Reverse Stock Split") and shareholder approval.

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

On October 8, 2003, the Company notified FX that, in light of delays in its consummating the proposed merger with the Company, the Company's Board of Directors has decided to explore other options to enhance shareholder value. These options may include a merger or similar transaction with another entity, consummation of the merger with FX, or liquidation of the Company.

The Company's cash balance of $7,404 at September 30, 2003, decreased by $769 or 9% compared to the $8,173 cash balance at December 31, 2002. This decrease is primarily due to the sale during the third quarter of 5,000 shares of 24/7 Real Media ("TFSM") common stock at $1.70 per share, offset by certain operating expenses incurred by the Company which has effectively ceased its operations and continues to wind down activities.

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

In the event that the transactions contemplated by the Merger Agreement are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations may be wound up subject to the approval of the stockholders of the Company. On October 8, 2003, the Company notified FX that, in light of delays in its consummating the proposed merger with the Company, the Company's Board of Directors has decided to explore other options to enhance shareholder value. These options may include a merger or similar transaction with another entity, consummation of the merger with FX, or liquidation of the Company.


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

                        3.2(b)   Amendment to By-laws of the Company*

                        3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

                        4.1      Common Stock Certificate*

                        4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

                        31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

                        1.  Form 8-K filed October 14, 2003.

* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Incorporated by reference from the Company's Form 10-KSB for its fiscal year ended December 31, 2000.

*** Incorporated by reference from the Registrant's Form 10-QSB/A filed on June 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.


Date:    November 14, 2003

                                         By: /s/ Gary Brown
                                             -----------------------------
                                             Gary Brown
                                             President
                                             (Principal Financial and
                                                Accounting Officer)