Form 10KSB
period 2003-12-31
K2 DIGITAL INC
filed 2004-04-13
CIK 1009624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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


                              c/o Calvey & Amon LLP
               770 Lexington Avenue, 6th Floor, New York, NY 10021
          (Address of principal executive offices, including zip code)

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

                               $0

As of March 31, 2004, there were 4,982,699 shares (not including treasury shares) of the Company's common stock outstanding. Based on the closing sales price of the Company's common stock on March 31, 2004 of $0.035 per share, the approximate aggregate market value of the Company's common stock held by non-affiliates was approximately $174,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                   Yes   No X
                                      ---  ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

K2 Digital, Inc. (the "Company" or "K2") was founded in 1993 as a general partnership and initially operated a traditional graphic design business. In August 1994, the Company shifted its principal business to Web site design and creation. Thereafter, the Company incorporated as a Delaware corporation. After the Company's initial public offering on July 26, 1996, the Company began to develop its business as a full-service digital professional services company. The Company historically provided consulting and development services including analysis, planning, systems design, creative and implementation. In November 2000, the Company changed its name from K2 Design, Inc. to K2 Digital, Inc. As discussed below, the Company effectively ceased its operations in August 2001.

The Company's offices are located at c/o Calvey & Amon LLP, 770 Lexington Avenue
- 6th Floor, New York, New York 10021 and its telephone number is (212)
935-6000.

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

On January 15, 2002, K2 and FutureXmedia, Inc., f/k/a First Step Distribution Network, Inc. ("FX") entered into an Agreement and Plan of Merger (the "Agreement") by and among FX and its shareholders and First Step Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of K2 ("Merger Sub"). Under the terms of the Agreement, as amended, K2 was to have acquired FX by means of a triangular merger, pursuant to which the Merger Sub would have been merged with and into FX in a tax free reorganization. Subsequent to the execution of the Agreement, FX encountered difficulties in financing its business and in October, 2003 K2 notified FX that it was exploring other possible transactions. The proposed merger with FX has now been terminated.

AGREEMENT AND PLAN OF MERGER

On January 30, 2004 the Company signed a non-binding letter of intent (the "Merger Agreement") with SunriseUSA, Inc. "Sunrise", a Delaware Corporation, whereby Sunrise will merge with the Company (the "Merger"). The minimum value of the transaction to K2 shareholders will be 2% of the issued and outstanding number of shares post merger, with a minimum value of US$533,000. Sunrise is a privately held holding company that was founded with the objective of capitalizing on emerging opportunities within rural USA cable markets. Ultimately, Sunrise will provide bundled telecommunication and cable services that will represent a convenient alternative to single product offerings of competing vendors.

The agreement is subject to a number of conditions, including due diligence review and funding of not less than $5,000,000 equity and a firm commitment of not less than $25,000,000 in debt financing. In addition, Sunrise will be responsible for payment of all expenses related to the transaction.

The parties anticipated executing a definitive agreement on or before April 30, 2004 and closing the transaction on or before June 30, 2004.

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

EMPLOYEES

As a result of the transaction entered into with IIS in August 2001 and the fact that the Company has effectively ceased operations, at December 31, 2003, the Company had only one employee, Gary W. Brown, the Company's current President, Chief Operating Officer, Chief Financial Officer and Secretary. Since August 2001, Mr. Brown's employment with the Company has been limited to structuring and negotiating merger transactions, as well as liquidating assets, collecting accounts receivable and paying creditors. Since December 31, 2001, Mr. Brown has received no salary, compensation or benefits.

ITEM 2. DESCRIPTION OF PROPERTY

Under the terms of the Purchase Agreement, IIS occupied the Company's premises and assumed the Company's office lease obligations. Pursuant to an arrangement with IIS and the landlord for its premises at 30 Broad Street, New York, New York, until May 2002 the Company occupied a small office space in the premises occupied by IIS.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings as of the date hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was delisted from the Nasdaq SmallCap Market ("NASDAQ") effective August 15, 2001 and currently trades in the over-the-counter market under the symbol "KTWO.OB." Prior to its delisting, the Company's common stock was traded on NASDAQ under the symbol "KTWO." The following table sets forth, for the periods indicated, the range of high and low price quotes of the Company's common stock as reported by the over-the-counter bulletin board (for periods subsequent to the delisting) and NASDAQ (for periods prior to the delisting) from the quarter ended March 31, 2002 through December 31, 2003. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Quarter Ended             High               Low
--------------------             ----               ---

March 31, 2002                   $0.06             $0.03

June 30, 2002                    $0.07             $0.03

September 30, 2002               $0.14             $0.03

December 31, 2002                $0.03             $0.02

March 31, 2003                   $0.04             $0.02

June 30, 2003                    $0.04             $0.02

September 30, 2003               $0.05             $0.03

December 31, 2003                $0.05             $0.03

The approximate number of record holders of the Company's common stock at December 31, 2003 was 26, not including beneficial owners whose shares are held by banks, brokers and other nominees.

There were no repurchases by the Company of its common stock on the open market or from any of its stockholders in fiscal year 2002 or 2003. At December 31, 2003, the Company held a total of 417,417 shares of treasury stock at a cost of $819,296.

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

OVERVIEW

Founded in 1993, the Company was a digital professional services company that, until August 2001, provided consulting and development services, including analysis, planning, systems design, creative and implementation. In August 2001, the Company sold certain fixed and intangible assets of the Company to IIS, including certain of the Company's customer contracts, furniture, fixtures, equipment and intellectual property, and effectively became a "shell" company with no revenues and continuing general and administrative expenses.

SUMMARY OF RESULTS

Following is a summary of the Company's operations for the years ended December 31, 2003 and 2002:

                                                     2003           2002
                                                   --------       --------

       Other income                                $ 58,344       $ 22,640

       General and administrative expenses          (33,554)       (83,544)
                                                   -----------------------

       Net Income (Loss)                           $ 24,790       $(60,904)

In 2003, other income represents gain from the sale of 24/7 Real Media, Inc. common stock and the collection of amounts due to the Company from a vendor. General and administrative expenses primarily represent ongoing legal and accounting costs. In 2002, other income represents cash received pursuant to the IIS settlement (previously reserved for), tax refunds and other miscellaneous receipts. General and administrative expenses primarily represented cash and non-cash compensation to the Company's remaining officer, professional fees and ongoing ancillary costs.

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

The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. On January 30, 2004, the Company entered into the Merger Agreement described above. Under the terms of the Merger Agreement, the Company intends to acquire Sunrise by means of a triangular merger, pursuant to which a subsidiary of the Company will merge with and into Sunrise in a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

If the Company is unsuccessful in completing the Sunrise transaction, management's alternative may include a further search for a similar business combination or strategic alliance. There can be no assurance that the transaction described above or management's alternative plan will be realized.

The Company's cash balance of $16,593 at December 31, 2003, increased by $8,420 or 103% compared to the $8,173 cash balance at December 31, 2001. This increase is primarily due to proceeds from the sale of 24/7 Real Media, Inc. common stock and collection of amounts due to the Company from a vendor.

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

If the Company is unsuccessful in completing the Sunrise transaction, management's alternative may include a further search for a similar business combination or strategic alliance. There can be no assurance that the transaction described above or management's alternative plan will be realized.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         K2 DIGITAL, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                 F-1

Consolidated Financial Statements

   Consolidated Balance Sheet                                                F-2
   December 31, 2003

   Consolidated Statements of Operations and Comprehensive Income(Loss)      F-3
   For the Years Ended December 31, 2003 and 2002

   Consolidated Statements of Stockholders' Deficit                          F-4
   For the Years Ended December 31, 2003 and 2002

   Consolidated Statements of Cash Flows                                     F-5
   For the Years Ended December 31, 2003 and 2002

   Notes to Consolidated Financial Statements                           F-6 - 11

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K2 Digital, Inc.

We have audited the accompanying consolidated balance sheet of K2 Digital, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K2 Digital, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during 2001, the Company sold fixed and intangible assets essential to its business operation and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2003, the Company had significant cumulative losses, a diminutive cash balance and working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/  ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
April 8, 2004

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003




                                     ASSETS


CURRENT ASSETS:
     Cash                                                                   $    16,593
     Investment in available-for-sale security                                   93,800
                                                                            -----------
          Total current assets                                              $   110,393
                                                                            ===========



                          LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                       $   147,998
     Accrued professional fees                                                   31,000
     Other accrued expenses                                                      14,000
                                                                            -----------
          Total current liabilities                                             192,998
                                                                            -----------



STOCKHOLDERS' DEFICIT
     Preferred Stock, $0.01 par value, authorized 1,000,000 shares;
          issued and outstanding nil shares
     Common Stock, $0.01 par value, authorized 25,000,000
          shares; Issued 5,400,116 shares, outstanding
          4,982,699 shares                                                       54,001
     Treasury stock, 417,417 shares at cost                                    (819,296)
     Additional paid-in-capital                                               8,317,910
     Accumulated other comprehensive income                                      77,700
     Accumulated deficit                                                     (7,712,920)
                                                                            -----------

Total stockholders' deficit                                                     (82,605)
                                                                            -----------

Total liabilities and stockholders' deficit                                 $   110,393
                                                                            ===========



        See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                          2003           2002

Revenues                                              $        --    $        --
Other income                                               58,344         22,640
General and administrative expenses                       (33,554)       (83,544)
                                                      --------------------------
Net income (loss)                                     $    24,790    $   (60,904)
                                                      --------------------------

Net income (loss) per common share-
     basic and diluted                                $     0.005    $    (0.012)

Weighted average common shares outstanding -
     basic and diluted                                  4,982,699      4,979,959
                                                      --------------------------

Comprehensive income (loss):

Net income (loss)                                     $    24,790    $   (60,904)
Other comprehensive income -
     Unrealized gain on available-for-sale security        77,700
                                                      --------------------------
Comprehensive income (loss)                           $   102,490    $   (60,904)
                                                      ==========================





        See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                           ACCUMULATED
                                                                ADDITIONAL    OTHER                                  TOTAL
                                    COMMON STOCK      TREASURY   PAID-IN   COMPREHENSIVE   DEFERRED   ACCUMULATED STOCKHOLDERS'
                                  SHARES     AMOUNT     STOCK    CAPITAL      INCOME     COMPENSATION   DEFICIT      DEFICIT
                                  ------     ------     -----    -------      ------     ------------   -------      -------

Balances, January 1, 2002        5,400,116  $54,001  $(819,296) $8,313,410                $(72,355)   $(7,676,806)  $(201,046)

Amortization of deferred
compensation                                                                                72,355                     72,355

Issuance of options for
consulting services                                                  4,500                                              4,500

Net loss                                                                                                  (60,904)    (60,904)
                                 --------------------------------------------------------------------------------------------

Balances, December 31, 2002      5,400,116   54,001   (819,296)  8,317,910          --          --     (7,737,710)   (185,095)

Other comprehensive income                                                      77,700                                 77,700

Net income                                                                                                 24,790      24,790

Balances, December 31, 2003      5,400,116  $54,001  $(819,296) $8,317,910      77,700    $     --     $(7,712,920) $ (82,605)
                                 ============================================================================================


          See accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                               2003                 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ 24,790             $(60,904)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Non-cash consulting and compensation expense                                                    76,855
    Gain on disposition of liabilities                                        (35,100)
    Gain on sale of available-for-sale securities                             (45,300)
    Increase (decrease) in cash attributable to changes in
     operating assets and liabilities:
    Accounts receivable, net                                                                        68,807
    Accounts payable                                                            9,530              (67,259)
    Accrued expenses                                                                               (14,706)
                                                                             -----------------------------
Net cash provided by (used in) operating activities                          $(46,080)            $  2,793
                                                                             -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Gross proceeds from sale of available-for-sale securities                      54,500                   --

                                                                             -----------------------------
Net cash provided by investing activities                                    $ 54,500                   --
                                                                             -----------------------------
Net increase in cash                                                            8,420                2,793

CASH, beginning of year                                                         8,173                5,380
                                                                             -----------------------------
CASH, end of year                                                            $ 16,593             $  8,173
                                                                             =============================



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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As indicated above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2003, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $83,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan included a proposed business combination with Future X Media, Inc ("FX") (formerly First Step Distribution Network, Inc.) in a reverse merger transaction. FX's business strategy was to bring new electronic gaming products to market through the use of innovative technologies and channels. However, in October 2003, the Company notified FX, that in light of delays in consummating the proposed merger with the Company, it was exploring other options to enhance shareholder value. These options may include a merger or similar transaction with another entity (see next paragraph), consummation of the merger with FX, or liquidation of the Company. Subsequently, the proposed merger with FX was terminated.

In January 2004, the Company signed a non-binding letter of intent with SunriseUSA, Inc. ("Sunrise") whereby Sunrise would merge with the Company. Sunrise is a privately-held holding company that was founded with the objective of capitalizing on emerging opportunities with rural U.S. cable markets. Ultimately, Sunrise will look to provide bundled telecommunication and cable services that will represent a convenient alternative to the single product offerings of some competing vendors. If the Sunrise transaction is consummated, it is anticipated that the shareholders of Sunrise will thereby acquire substantially all of the issued and outstanding voting common stock of the Company. The proposed Sunrise transaction is subject to various conditions including, but not limited to, due diligence review, Sunshine funding of not less than $5 million of equity financing and a firm commitment of not less than $25 million in debt financing.

If the Company is unsuccessful in completing the Sunrise transaction, management's alternative plan may include a further search for a similar business combination or strategic alliance. There can be no assurance that the transaction described above or management's alternative plan will be realized.

2. Summary of significant accounting policies

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of K2 Digital, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," approximate their carrying amounts presented in the consolidated balance sheet at December 31, 2003.

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

                         K2 DIGITAL INC, AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of significant accounting policies (continued)

INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The Company accounts for its investment in a publicly-traded common stock, 24/7 Real Media, Inc. (formerly 24/7 Media, Inc.) ("24/7 stock"), as available-for-sale. Available-for-sale securities are carried at fair value (based upon published closing prices), with the unrealized gains and losses reported in stockholders' equity (deficit) under the caption accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in operations.

During the year ended December 31, 2003, the Company sold 40,000 shares of 24/7 stock for aggregate proceeds of approximately $55,000, recognizing a realized gain of approximately $45,000. At December 31, 2003, the Company had an approximate $78,000 gross unrealized holding gain on the remaining 70,000 shares of 24/7 stock. During the years ended December 31, 2003 and 2002, the change in unrealized holding gain from available-for-sale security was approximately $78,000 and $0, respectively.

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

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of significant accounting policies (continued)

NET INCOME (LOSS) PER COMMON SHARE

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net income (loss) per common share. Therefore, basic and diluted income (loss) per common share for the years ended December 31, 2003 and 2002 were the same.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No.133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of SFAS No. 149 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No.150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No.150 are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stockholders' deficit

The Company had a two-year employment contract with an executive officer, which expired March 31, 2002. The contract provided for an annual salary of $225,000 and a discretionary bonus in the form of stock options based upon individual and Company performance. Such agreement also provided for 100,000 shares of restricted Common Stock, which vested over two years, 50% on April 14, 2001 and 50% on April 14, 2002. The value of the stock at the grant date was $5.00 per share. As a result of this transaction, the Company incurred $500,000 of deferred compensation costs, which were amortized over the two-year vesting period. The Company amortized the residual $72,000 of deferred compensation in 2002.

4. Commitments and contingencies

Although management believes that it has adequately provided for all of its known liabilities at December 31, 2003, the Company may be exposed to potential contingencies related to its business activities that have been discontinued. At the present time, the Company is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements pursuant to SFAS No.5.

5. Income taxes

The provision (benefit) for income taxes on the net income (loss) for the years ended December 31, 2003 and 2002 differs from the amount computed by applying the Federal statutory rate due to the following:

                                                  2003             2002
                                                 ------           ------

    Statutory Federal income tax rate             34.0 %          (34.0)%

    State and local taxes, net                     5.1             (5.1)

    Valuation allowance and other                (39.1)            39.1
                                                 ----------------------

    Effective income tax rate                       -- %             -- %
                                                 ======================

As of December 31, 2003, the Company had net operating loss carryforwards of approximately $8.0 million for federal and state income tax purposes, which are available to reduce future taxable income and will expire through 2023 if not utilized. In addition, a 2001 impairment charge related to the investment in available-for-sale securities of approximately $0.9 million, net of approximately $0.5 million deducted during the year ended December 31, 2003 for 2003 sales, is not deductible until the securities are sold. The future tax benefits associated with the net operating loss carryforwards and impairment charge were the primary components of an estimated $3.6 million deferred tax asset at December 31, 2003. A valuation allowance has been established for the entire amount of the deferred tax asset since its realization is considered unlikely. Further, a change in the ownership of a majority of the fair market value of the Company's common stock (such as the change in ownership that would occur in the contemplated transaction discussed in Note 1) could significantly delay or limit the utilization of net operating loss carryforwards.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock option plan

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation of up to 225,000 and 500,000 options under the 1996 Plan and 1997 Plan respectively. The number of options available under the 1997 Plan were increased by an additional 400,000 and 800,000 options in 1999 and 2000, respectively, to a total of 1,700,000 options. In January 2001, the Board of Directors and stockholders approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for future issuance of the Company's common stock under the 1997 Plan from 1,700,000 shares to 3,000,000 shares. As of December 31, 2003, there were 1,135,500 shares of common stock available for grant under the Plans. The 1996 Plan expires on January 1, 2006 and the 1997 Plan expires on June 12, 2007. Under the terms of the Plans, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less that 110% of such fair market value for all options granted, and the options expire five years after the option grant date.

A summary of the Plans at December 31, 2003, and 2002 is presented in the table below:



                                                                                                  Weighted Average
                                                        Shares                  Range              Exercise Price
                                                      ----------              ---------          ------------------

Outstanding at December 31, 2001                        955,250              $0.66 - $6.75            $  2.55
Granted                                                  40,000                .05                       0.05
Expired                                                 (12,500)             $6.75                       6.75
                                                        -------              -------------            -------

Outstanding at December 31, 2002                        982,750              $0.05 - $5.81            $  2.40
Granted                                                      --                         --                 --
Expired                                                      --                         --                 --
                                                        -------              -------------            -------
Outstanding at December 31, 2003                        982,750              $0.05 - $5.81            $  2.40

At December 31, 2003, substantially all
outstanding shares are exercisable                      982,750


No options were granted for the year ended December 31, 2003. Included in options granted for the year ended December 31, 2002 are 40,000 options issued to a consultant for services rendered.

Further information about the Company's outstanding stock options at December 31, 2003 is as follow:



                                                     Weighted Average
                                      Number of    Remaining Contractual   Weighted Average
Range of Exercise Prices               Shares         Life (in Years)          Exercise
------------------------              ---------    ---------------------   ----------------

$0.05                                   40,000             8.7                  $ 0.05
$0.66 to $1.09                         181,000             7.1                    0.74
$1.50 to $1.75                         435,000             4.7                    1.52
$2.50 to $2.94                          37,500             5.5                    2.60
$5.00 to $5.81                         289,250             6.3                    5.05
                                       -------           -------                ------

Outstanding at December 31, 2003       982,750             5.8                    2.40



                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock option plan (continued)

The Company accounts for the Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost is recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for the Plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share for the years ended December 31, 2003 and 2002 would have been the following pro forma amounts (in thousands, except for per share data):

                                           2003              2002
                                           ----              ----

Net income (loss), as reported             $ 25           $   (61)

Stock-based employee compensation
determined under the fair value
based method, net of related taxes          (35)             (601)
                                          -----            ------

Net loss, proforma                         $(10)          $  (662)
                                          =====            ======

Net income (loss) per common share,
  basic and diluted:

As reported                                $.01           $ (0.01)
                                          =====            =======
Proforma                                   $ --           $ (0.13)
                                          =====            =======

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with following assumptions:
Risk-free interest rate of 4.5%; no expected dividend yields for options granted; expected lives of 4 years and expected stock price volatility of approximately 124%.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On April 10, 2002, the Board of Directors of the Company made a determination not to engage Arthur Andersen LLP ("Andersen"), as its independent public accountants and resolved to appoint Rothstein, Kass & Company, P.C. ("Rothstein") as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2002.

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

ITEM 8A.  CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of K2 Digital, Inc. after conducting an evaluation, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, has concluded that K2 Digital, Inc.'s disclosure controls and procedures were effective to ensure that information required to be disclosed by K2 Digital, Inc. in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in K2 Digital, Inc.'s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS OF THE COMPANY

Since December 31, 2001, one director has tendered his resignation from the Company's Board of Directors. Dr. Steven N. Goldstein resigned effective March 31, 2002. Set forth below are the current directors of the Company.

Matthew G. de Ganon, age 41, has been a director since he joined the Company in July 1995. Mr. de Ganon resigned from his position as an executive officer of the Company effective August 1, 2001. From that time until April 2002, Mr. de Ganon was employed by Integrated Information Systems, Inc., which purchased certain assets of the Company in August 2001. He was President of the Company from June 1996 to November 1998 and was also the Chief Operating Officer of the Company from July 1995 to November 1997. Mr. de Ganon is currently President of Arcavista Corporation, a developer of communications software used to synchronize information from the Internet to a PC. For the two years prior to joining the Company, Mr. de Ganon operated a business that created CD-ROM products and offered consulting services regarding the use of electronic delivery to publishers of newsletters and directories. Mr. de Ganon is co-author of the essay, "Overcoming Future Shock on the Superhighway: Suggestions for Providers and Technocrats," published and presented in the 1994 National Online Conference Proceedings. From August 1992 to July 1993, Mr. de Ganon was the Vice President of New Media of Superior Computer Systems, Inc., a software developer. Mr. de Ganon's work focused on UNIX-based 4GL accounting software customization for corporate clients. From May 1991 to July 1992, Mr. de Ganon was involved in casting administration for the Motion Picture Group of Universal Studios, Inc. He was a franchised theatrical agent with the Stone Manners Agency in Los Angeles, California from August 1987 to May 1991.

Douglas E. Cleek, age 41, who co-founded the Company in 1993, has been a director of the Company since it was reorganized as a corporation in January 1995. From January 1995 until August 2001, Mr. Cleek served as the Company's Executive Vice President--Chief Creative Officer. From 1993 until 1995, Mr. Cleek was a general partner and Co-Creative Director of the Company. While at the company he helped develop many of the industry's firsts, including one of the first CASIE awards for the live webcast of IBM's Deep Blue vs. Kasparov. He has also served as a judge for the CASIE Awards and International Web Page Awards. He then accepted the position of Creative Director at Integrated Information Systems, Inc., when IIS purchased certain assets of K2 Digital, Inc., in August 2001. In March 2002, he resigned his executive position to pursue other opportunities. He currently holds a position as Creative Director / Stratetgist at Magnitude 9.6, Inc., headquartered in New York City. For more than five years prior to that, Mr. Cleek was an art director for William Allen & Co. and its successor, A.J. Bart & Sons, specializing in graphic promotional materials for the travel & hospitality industry.

Gary W. Brown, age 50, has been a director of the Company since February 2000 and joined the Company in April 2000 as Executive Vice President and Chief Operating Officer. Since August 2001, Mr. Brown has served as President, Secretary, Chief Financial Officer and Chief Operating Officer of the Company. Since November 2001, Mr. Brown has served as Senior Vice President and Managing Director of the Risk Management Division of Canadian Imperial Bank of Commerce (CIBC World Markets). In March 2004, Mr. Brown was appointed Chief Operating Officer - US Region for CIBC World Markets. Prior to that, Mr. Brown was employed from July 1980 through June 1999 in various management roles with UBS AG, the successor organization to Union Bank of Switzerland, including the role of New York Branch Manager. There he served as Division Head for Structured Finance, one of UBS's six operating divisions in the Americas prior to the merger of UBS with Swiss Bank Corporation in 1998. Post-merger, Mr. Brown was designated Chief Credit Officer-Americas for UBS's investment banking division, Warburg, Dillon Read, where he was responsible for capital commitments of the firm. Mr. Brown held various business development and risk management positions throughout his 19-year career at UBS. He also served as President of the New York Chapter of Risk Management Association, the trade association for the financial services risk management industry, and as an ex-officio member of the RMA National Board. From 1991-1999, he has served on the Board of Directors of Sefar Americas, a subsidiary of Sefar AG, a manufacturer of Swiss synthetic fabrics. Prior to joining UBS in 1980, Mr. Brown was employed from June 1976 through June 1980 with The Chase Manhattan Bank, having served in various business development functions. Mr. Brown received a Bachelor of Science degree in Business Administration from Oral Roberts University in May 1976.

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

FILING REQUIREMENTS

The Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR FEES

Directors who are employees of the Company receive no additional compensation for their service as directors. Directors not so employed are entitled to receive $25,000 in compensation annually and are entitled to be reimbursed for expenses incurred in connection with meeting attendance. In addition, each of the Company's non-employee Directors are granted options to acquire 5,000 shares of the Company's common stock upon their election or reelection to the Board. Current Directors have not received any compensation for their services to the Company since the year-ended December 31, 2002. They may, however, be granted options to acquire Company common stock in the future.

ADVISOR FEES

All non-employees serving as members of the Company's Board of Advisors receive options to purchase up to 5,000 shares of the Company's common stock upon their election to the Board of Advisors. There were two members of the Board of Advisors for the year ending December 31,2001.

EXECUTIVE COMPENSATION

The following table sets forth, for the last three completed fiscal years, the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer, and those other executive officers (the "Named Executives") who served in executive capacities during fiscal 2002 and had aggregate compensation in excess of $100,000. Except for Mr. Brown, each of the Named Executives has resigned his or her position as an officer of the Company, effective August 1, 2001.


                                                                             Annual Compensation (1)      Long Term Compensation
                                                                             -----------------------      ----------------------
                  Name and Principal Position                     Year         Salary         Bonus     Restricted         Option
                  ---------------------------                     ----         ------         -----     -----------        ------
                                                                                                        Stock Awards       Awards
                                                                                                        ------------       ------

  Matthew G. de Ganon, Chairman of the Board (2)                  2003           --             --          --               --
                                                                  2002           --             --          --               --
                                                                  2001        164,231           --          --               --

  Douglas E. Cleek, former Executive Vice President -
  Chief Creative Officer (2)                                      2003           --             --          --               --
                                                                  2002           --             --          --               --
                                                                  2001        115,837           --          --               --



  Gary W. Brown, President, Chief Financial Officer and
  Secretary (4)(5)                                                2003           --             --          --               --
                                                                  2002           --             --          --               --
                                                                  2001        192,539           --          --             100,000


  Lynn Fantom, former Chief Executive Officer (2)(3)              2003           --             --          --               --
                                                                  2002           --             --          --               --
                                                                  2001        144,173           --          --             200,000


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

Gary W. Brown joined the Company as Executive Vice President and Chief Operating Officer on April 14, 2000 and is currently the Company's President, Chief Financial Officer and Secretary. Mr. Brown signed an employment contract with the Company that expired on March 31, 2002. The employment contract provided for an annual salary of $225,000 and a discretionary annual bonus in the form of stock options up to a maximum of 100,000 shares of the Company's common stock per year. Upon joining the Company, Mr. Brown also received 100,000 shares of restricted stock and options to purchase up to 263,000 shares of the Company's common stock, all of which had vested as of April 14, 2002.

OPTION GRANTS IN FISCAL 2003 AND 2002

No stock options were granted under the 1996 Plan or the 1997 Plan for the year-ended December 31, 2003 and December 31, 2002.

OPTION GRANTS IN FISCAL 2001

The following table sets forth individual grants of stock options made under the Company's 1996 Stock Incentive Plan (the "1996 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan") during the fiscal year ended December 31, 2001 for the each of the Named Executives.


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

No stock options were granted under the 1996 Plan and 300,000 stock options were granted under the 1997 Plan to all executive officers and directors as a group during the fiscal year ended December 31, 2001. Such options are exercisable at prices per share (reflecting the fair market value on the dates of grant) of $0.75 under the 1997 Plan. None of such options were exercised during fiscal 2003.

OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

The table set forth below shows the value of unexercised options under the 1996 Plan and the 1997 Plan held on December 31, 2003 by each of the Named Executives or Directors.


                                                                                               Value of
                                                         Number of Securities            Unexercised In-the-Money
                             Shares                     Underlying Unexercised          Options held on December 31,
                            Acquired                 Options at December 31, 2003             2003 ($)(1)
                               on         Value      ----------------------------      -----------------------------
Name                        Exercise     Realized    Exercisable    Unexercisable      Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------

Matthew G. de Ganon            --          --          6,250(2)          --               --              --

Douglas E. Cleek               --          --          6,250(2)          --               --              --

Gary W. Brown                  --          --        368,000(3)          --               --              --



(1) Based on the closing price of the Company's common stock on December 31, 2003, the last day in fiscal 2003 on which the markets were open for business, which was $0.025.
(2) Represents grants made under the 1996 Plan.
(3) Represents 346,000 options granted under the 1997 Plan and 22,000 options granted under the 1996 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information, as of March 31, 2004 as to the beneficial ownership of common stock (including shares which may be acquired within 60 days pursuant to stock options) of each director of the Company, the Chief Executive Officer of the Company, all directors and executive officers as a group and persons known by the Company to beneficially own 5% or more of the common stock. Except as set forth below, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such person. Except as otherwise indicated, the address of each person included in the table is c/o the Company, Calvey & Amon, LLP 770 Lexington Avenue, 6th Floor, New York, New York 10021.



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

(4) Ms. Lynn Fantom, the former Chief Executive Officer resigned from her position as an officer of the Company effective August 1, 2001 and resigned as a director of the Company effective November 6, 2001. Includes 400,000 shares underlying presently exercisable stock options, but excludes 200,000 unvested stock options granted in 2001 that were cancelled upon her resignation from the company. Ms. Fantom disclaims beneficial ownership of all such shares underlying unexercised options.

(5) Includes 368,000 shares underlying presently exercisable stock options: (i) 136,500 shares underlying options which vested on April 14, 2001, (ii) 131,500 shares underlying options which vested on April 14, 2002, 50,000 shares underlying options which vested on January 2, 2002 and 50,000 shares underlying unvested stock options which vested on January 2, 2003; (iii) 50,000 shares of restricted common stock which vested on April 14, 2001, and (iv) 50,000 shares of restricted common stock which vested on April 14, 2002. Mr. Brown disclaims beneficial ownership of all shares underlying unexercised and/or unvested options.

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

                                     PART IV



ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report: Page

1. Independent Auditors' Report................................................................................................F-1

2. Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2003.................................................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) - For the years ended December 31, 2003 and 2002.........F-3

Consolidated Statements of Stockholders' Deficit - For the years ended December 31, 2003 and 2002..............................F-4

Consolidated Statements of Cash Flows - For the years ended December 31, 2003 and 2002 ........................................F-5

    Notes to Consolidated Financial Statements............................................................................F-6 - 11



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

21.1                     Subsidiary List*

31** Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32** Certification of Chief Executive Officer and Principal Officer Pursuant to Title 18, United States Code,
                         Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Filed herewith.

(B) REPORTS ON FORM 8-K

The Company filed two reports on Form 8-K during the last quarter of the period covered by this report and the current period.

(i) Form 8-K filed October 17, 2003, reporting under Item 5.

(ii) Form 8-K filed February 2, 2004, reporting under Item 5.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

Audit fees for the fiscal years ended December 31, 2002 and 2003 were approximately $17,500 and $18,500 respectively. Some of these fees were paid by FX in connection with the contemplated business combination.

Audit Related Fees
------------------

Audit related fees for the fiscal years ended December 31, 2002 and December 31, 2003 were approximately $30,000 and $26,500, respectively. Audit related services generally included fees for contemplated business combinations and SEC reporting obligations (Form 10-QSB and Schedule 14c). Some of these fees were paid by FX in connection with the contemplated business combination.

Tax Fees
--------

Tax fees for the fiscal years ended December 31, 2002 and 2003 were $0.

All Other Fees
--------------

All other fees for products and services provided by Rothstein, Kass & Company, P.C. was the Company's principal accountant, for the fiscal years ended December 31, 2002 and 2003 were $0.

All audit related services were pre-approved by management, which concluded that the provision of such services by Rothstein, Kass & Company P.C. was compatible with the maintenance of that firm's independence in the its auditing functions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.


Dated: April 13, 2004


                                By: /s/  Gary W. Brown
                                    ------------------------------------
                                    Gary W. Brown, President


          Signature                                Title                                          Date
          ---------                                -----                                          ----

/s/ Matthew G. de Ganon         Chairman of the Board, Director                               April 13, 2004
------------------------------
Matthew G. de Ganon


/s/ Gary W. Brown               President, Chief Operating Officer, Chief Financial           April 13, 2004
------------------------------   Officer (Principal Financial and Accounting Officer),
Gary W. Brown                    Secretary and Director

/s/ Douglas E. Cleek            Director                                                      April 13, 2004
------------------------------
Douglas E. Cleek

/s/ David R. Sklaver            Director                                                      April 13, 2004
------------------------------
David R. Sklaver


                                INDEX TO EXHIBITS

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT

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

21.1                    Subsidiary List*

31** Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32** Certification of Chief Executive Officer and Principal Officer Pursuant to Title 18, United States Code,
                        Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Filed herewith.