Form 10QSB
period 2004-03-31
K2 DIGITAL INC
filed 2004-05-20
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 1-11873

                                K2 DIGITAL, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)



               Delaware                                 13-3886065
-------------------------------------        -----------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                    Identification Number)


                             c/o Calvey & Amon, LLP
                              770 Lexington Avenue
                                    6th Floor
                               New York, NY 10021
                    (Address of Principal Executive Offices)

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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




                Class                             Outstanding at May 18, 2004
--------------------------------------       -----------------------------------
Common stock, par value $.01 per share................     4,982,699


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

         Condensed consolidated balance sheet - March 31, 2004  (unaudited)............................................... 2

         Condensed consolidated statements of operations and comprehensive income (loss)
                - three months ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited)............................ 3

         Condensed consolidated statements of cash flows - three months ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited)........................................... 4

         Notes to condensed consolidated financial statements............................................................. 5



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................. 6

ITEM 3. CONTROLS AND PROCEDURES........................................................................................... 8

                                                      PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................................. 9


SIGNATURES ............................................................................................................... 9

CERTIFICATIONS ........................................................................................................... 10-11


                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

Cash................................................................................................ $    4,747
Investment in security available-for-sale...........................................................    101,500
                                                                                                    -------------
      Total current assets.......................................................................... $  106,247
                                                                                                    =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable................................................................................. $  154,172
   Accrued professional fees........................................................................      6,987
   Other accrued expenses...........................................................................      5,995
                                                                                                    -------------
      Total current liabilities.....................................................................    167,154
                                                                                                    -------------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding...............................................................         --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding......................................     54,001
   Treasury stock, 417,417 shares at cost...........................................................   (819,296)
   Additional paid-in capital.......................................................................  8,317,910
   Accumulated other comprehensive income...........................................................     85,400
   Accumulated deficit.............................................................................. (7,698,922)
                                                                                                    --------------
Total stockholders' deficit.........................................................................    (60,907)
                                                                                                    --------------
         Total liabilities and stockholders' deficit................................................ $  106,247
                                                                                                    ==============



   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,

                                                                                               2004                  2003
                                                                                            Unaudited              Unaudited
   Revenues                                                                                 $      --           $       --
   General and administrative expenses                                                        (14,000)              23,071
                                                                                       --------------------- ----------------------
   Net income (loss)                                                                        $  14,000           $  (23,071)
                                                                                       --------------------- ----------------------


   Net loss per common share-
        basic and diluted                                                                   $      --           $   (0.005)
                                                                                       --------------------- ----------------------

   Weighted average common shares outstanding -
        basic and diluted                                                                   4,982,699            4,982,699
                                                                                       --------------------- ----------------------

   Comprehensive income (loss):
   Net income (loss)                                                                        $  14,000           $  (23,071)
   Other comprehensive income (loss) -
        unrealized gain on available-for-sale securities                                        7,700                8,800
                                                                                       --------------------- ----------------------
   Comprehensive income (loss)                                                               $ 21,700           $  (14,271)
                                                                                       ===================== ======================





   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,

                                                                                    2004                   2003
                                                                                 Unaudited           Unaudited

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $  14,000         $   (23,071)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
               Changes in operating assets and liabilities:

                         Accounts payable                                            6,175              20,435
                         Accrued expenses                                          (32,021)
                                                                             ------------------- -------------------
     Net cash used in operating activities
                                                                                   (11,846)             (2,636)
                                                                             ------------------- -------------------
     CASH, beginning of period                                                      16,593               8,173
                                                                             ------------------- -------------------
     CASH, end of period                                                         $   4,747         $     5,537
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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at March 31, 2004, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $61,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 30, 2004, the Company signed a non-binding letter of intent with SunriseUSA, Inc. ("Sunrise"), a Delaware Corporation, whereby Sunrise will merge with the Company (the "Merger"). The minimum value of the transaction to K2 shareholders will be 2% of the issued and outstanding number of shares post merger, with a minimum value of US$533,000. Sunrise is a privately held holding company that was founded with the objective of capitalizing on emerging opportunities within rural USA cable markets. Ultimately, Sunrise will provide bundled telecommunication and cable services that will represent a convenient alternative to single product offerings of competing vendors.

The agreement is subject to a number of conditions, including due diligence review and funding of not less than $5,000,000 equity and a firm commitment of not less than $25,000,000 in debt financing. In addition, Sunrise will be responsible for payment of all expenses related to the transaction.

The parties anticipate executing a definitive agreement on or before May 31, 2004 and closing the transaction on or before June 30, 2004.


2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND STOCK-BASED COMPENSATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2004 and the financial results for the three months ended March 31, 2004 and 2003, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2004 and 2003, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2003, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three months ended March 31, 2004 and 2003 were the same.

STOCK-BASED COMPENSATION

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No.148 "Accounting for Stock-based Compensation Transaction and Disclosure". During the three month periods ended March 31, 2004 and 2003, the Company did not grant options pursuant to its stock option plans.

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

On January 15, 2002, K2 and FutureXmedia, Inc., f/k/a First Step Distribution Network, Inc. ("FX") entered into an Agreement and Plan of Merger (the "Agreement") by and among FX and its shareholders and First Step Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of K2 ("Merger Sub"). Under the terms of the Agreement, as amended, K2 was to have acquired FX by means of a triangular merger, pursuant to which the Merger Sub would have been merged with and into FX in a tax free reorganization. Subsequent to the execution of the Agreement, FX encountered difficulties in financing its business and in October 2003 K2 notified FX that it was exploring other possible transactions. The proposed merger with FX has now been terminated.

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

The Company's cash balance of $4,747 at March 31, 2004, decreased by $11,846 or 71% compared to the $16,593 cash balance at December 31, 2003. This decrease is primarily due to certain operating expenses incurred by the Company which has effectively ceased its operations and continues to wind down activities.

RESULTS OF OPERATIONS

During the three months ended March 31, 2004 and 2003, the Company, operating as a "shell," incurred a net income (loss) of approximately, $14,000 and $(23,000), respectively for 2004 and 2003. The Company's 2004 net income is the direct result of the Company reversing certain liabilities relating to professional fees that Sunrise has agreed to pay on behalf of the Company. The Company's 2003 net loss consisted primarily of accounting, legal and public company expenses related to maintaining the "shell" corporation.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

For almost three years, the Company has been a "shell" company with no operational revenues and continuing general and administrative expenses.

In August 2001, the Company sold certain fixed and intangible assets essential to its business operations and entered into a purchase agreement containing provisions restricting the Company's ability to continue to engage in the business engaged in by the Company prior to the transaction. Accordingly, the Company's remaining operations have been limited to liquidating assets, collecting accounts receivable, paying creditors, and negotiating and structuring the transactions contemplated in the non-binding letter of intent or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company.

The transactions contemplated by the non-binding letter of intent may never be consummated.

In the event that the transactions contemplated by the non-binding letter of intent are not consummated for any reason, the Company's remaining assets will not be sufficient to meet its ongoing liabilities and the Company's remaining operations may be wound up subject to the approval of the stockholders of the Company. The Company's Board of Directors intends to explore other options, which may include a merger or similar transaction with another entity, or liquidation of the Company.

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

                  3.2(b)   Amendment to By-laws of the Company*

                  3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

                  4.1      Common Stock Certificate*

                  4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

                  31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated May 15, 2004.

                  32. Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. ss 1350 dated May 19, 2004.


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




Date:    May 19, 2004

                                         By: /s/ Gary Brown
                                             -----------------------------
                                             Gary Brown
                                             President
                                             (Principal Financial and
                                                Accounting Officer)