Form 10QSB
period 2004-06-30
K2 DIGITAL INC
filed 2004-08-13
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                           COMMISSION FILE NO. 1-11873

                                K2 DIGITAL, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)



             Delaware                                         13-3886065
 --------------------------------                      -----------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                       Identification Number)


                            c/o Thomas G. Amon, Esq.
                              770 Lexington Avenue
                                    6th Floor
                               New York, NY 10021
                               ------------------
                    (Address of Principal Executive Offices)

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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




                   Class                        Outstanding at July 31, 2004
 -------------------------------------          ----------------------------
 Common stock, par value $.01 per share                  4,982,699


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

         Condensed consolidated balance sheet - June 30, 2004  (unaudited) ...............................  2

         Condensed consolidated statements of operations and comprehensive income (loss)
                - three and six months ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) .....  3

         Condensed consolidated statements of cash flows -six months ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) ............................  4

         Notes to condensed consolidated financial statements ............................................  5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............  7

ITEM 3. CONTROLS AND PROCEDURES ..........................................................................  9

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................................................  10


SIGNATURES ...............................................................................................  11

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:

Cash .............................................................  $     4,453
Investment in security available-for-sale ........................       78,540
                                                                    -----------
      Total current assets .......................................  $    82,993
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:


   Accounts payable ..............................................  $   161,200
   Other accrued expenses ........................................        5,995
                                                                    -----------

      Total current liabilities ..................................      167,195
                                                                    -----------

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding ............................         --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding ...       54,001
   Treasury stock, 417,417 shares at cost ........................     (819,296)
   Additional paid-in capital ....................................    8,317,910
   Accumulated other comprehensive income ........................       62,440
   Accumulated deficit ...........................................   (7,699,257)

                                                                    -----------
Total stockholders' deficit ......................................      (84,202)

                                                                    -----------
      Total liabilities and stockholders' deficit ................  $    82,993
                                                                    ===========



   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30,


                                                                     2004               2003              2004              2003
                                                                  Unaudited          Unaudited          Unaudited         Unaudited

Revenues                                                        $        --        $        --       $        --        $        --
Other income                                                         28,200             28,200
                                                                                                     -----------        -----------
General and administrative expenses                                     335             18,605           (13,665)            41,676

                                                                -----------        -----------       -----------        -----------
Net income (loss)                                               $      (335)       $     9,595       $    13,665        $   (13,476)


Net income (loss) per common share-
     basic and diluted                                          $    (0.001)       $     0.002       $     0.003        $    (0.003)

Weighted average common shares outstanding -
     basic and diluted                                            4,982,699          4,982,699         4,982,699          4,982,699

Comprehensive income (loss):
Net income (loss)                                               $      (335)       $     9,595       $    13,665        $   (13,476)
Other comprehensive income (loss) -
      unrealized gain (loss) on
      available-for-sale securities                                 (22,960)            40,000           (15,260)            48,800

                                                                -----------        -----------       -----------        -----------
Comprehensive income (loss)                                     $   (23,295)       $    49,595       $    (1,595)       $    35,324
                                                                ===========        ===========       ===========        ===========





   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,

                                                                                                 2004                2003
                                                                                              Unaudited           Unaudited

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                          $     13,665         $   (13,476)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Realized gain on sale of available-for-sale securities                                                              (28,200)
     Changes in operating assets and liabilities:

     Accounts payable                                                                                 13,203               9,515
     Accrued expenses                                                                                (39,008)

                                                                                          ------------------- -------------------
     Net cash used in operating activities                                                           (12,140)            (32,161)

     CASH FLOWS PROVIDED BY INVESTING ACTIVITIES,
       gross proceeds from sale of available-for-sale securities                                                          37,500

                                                                                          ------------------- -------------------
     Net increase (decrease) in cash                                                                 (12,140)              5,339

     CASH, beginning of period                                                                        16,593               8,173
     CASH, end of period                                                                        $      4,453         $    13,512




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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at June 30, 2004, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $84,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective July 29, 2004, the Company signed a definitive Merger Agreement with Sunrise, a Delaware Corporation and K2 Acquisition Corporation ("Acquisition"), a Delaware Corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition will consummate a merger wherein the shareholders of Sunrise will exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of the Company, Acquisition will merge with and into Sunrise, and Sunrise will become a wholly-owned subsidiary of the Company. Post Merger, the current shareholders of the Company will own a minimum of 2.5% of the surviving entity, which percentage may be adjusted upward to 3.5% of the surviving entity if a minimum new equity funding has not been received by December 31, 2004. The minimum value of shares owned by current shareholders of the Company after the Merger is complete and financing closed shall be $533,000 or approximately $0.11 per share, based upon 4,982,699 currently issued and outstanding shares. Additionally, the holders of 1,000,000 Sunrise options shall receive, in exchange for their options, options to purchase shares of the Company common stock, however the exchange is subject to the close of the transaction.

As the shareholders of Sunrise will control the Company after the transaction, the proposed merger will be accounted for as a reverse acquisition under which, for accounting purposes, Sunrise will be deemed to be the acquirer and the Company will be deemed to be the acquired entity. Under these accounting principles, the post-merger company financial statements will represent Sunrise on a historical basis consolidated with the results of operations of the Company from the effective date of the merger. Since the merger is expected to be accounted for as a reverse acquisition with a shell company, no goodwill is expected to be recorded.

The Merger is subject to a number of conditions, including private equity funding of not less than $3,000,000. In addition, Sunrise will be responsible for payment of all expenses related to the transaction.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND STOCK-BASED COMPENSATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2004 and the financial results for the three and six months ended June 30, 2004 and 2003, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six months ended June 30, 2004 and 2003, respectively, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2003, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and six months ended June 30, 2004 and 2003 were the same.

STOCK-BASED COMPENSATION

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No.148 "Accounting for Stock-based Compensation Transaction and Disclosure". During the three and six month periods ended June 30, 2004 and 2003, the Company did not grant options pursuant to its stock option plans.

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

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2004 and 2003, the Company, operating as a "shell," incurred a net income (loss) of approximately $(300) and $13,700, respectively for 2004 and approximately $9,600 and ($13,500), respectively, for 2003. The Company's 2004 net income (6 months) is the result of the Company reversing certain liabilities relating to professional fees that Sunrise has agreed to pay on behalf of the Company. The Company's 2003 net loss (6 months) consists primarily of accounting, legal and public company expenses related to maintaining the "shell" corporation, offset by an approximate $28,000 realized gain on the sale of available-for-sale securities.

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

Effective July 29, 2004, the Company signed a definitive Merger Agreement with Sunrise, a Delaware Corporation and K2 Acquisition Corporation ("Acquisition"), a Delaware Corporation. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition will consummate a merger wherein the shareholders of Sunrise will exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of K2, Acquisition will merge with and into Sunrise, and Sunrise will become a wholly-owned subsidiary of K2. Post Merger, the current shareholders of the Company will own a minimum of 2.5% of the surviving entity, which percentage may be adjusted upward to 3.5% of the surviving entity if a minimum new equity funding has not been received by December 31, 2004. The minimum value of shares owned by current shareholders of the Company after the Merger is complete and financing closed shall be $533,000 or approximately $0.11 per share, based upon 4,982,699 currently issued and outstanding shares. Additionally, the holders of 1,000,000 Sunrise options shall receive, in exchange for their options, options to purchase shares of the Company common stock however the exchange is subject to the close of the transaction.

The Merger is subject to a number of conditions, including private equity funding of not less than $3,000,000. In addition, Sunrise will be responsible for payment of all expenses related to the transaction.

If the Company is unsuccessful in completing the Sunrise transaction, management's alternative plan may include a further search for a similar business combination or strategic alliance. There can be no assurance that the transaction described above or management's alternative plan will be realized.

The Company's cash balance of $4,453 at June 30, 2004, decreased by $12,140 or 73% compared to the $16,593 cash balance at December 31, 2003. This decrease is primarily due to certain operating expenses incurred by the Company which has effectively ceased its operations and continues to wind down activities.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

FOR THE LAST THREE YEARS, THE COMPANY HAS BEEN A "SHELL" COMPANY WITH NO OPERATIONAL REVENUES AND CONTINUING GENERAL AND ADMINISTRATIVE EXPENSES.

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

              3.2(b)       Amendment to By-laws of the Company*

              3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

              4.1          Common Stock Certificate*

              4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

              99.1 Merger Agreement dated as of July 23, 2004 by and among K2 Digital, Inc. K2 Acquisition Corporation and SunriseUSA, Inc.****

              31.1         Sarbanes-Oxley Act Section 302 Certification.

              32.1         Sarbanes-Oxley Act Section 906 Certification.

(b) Reports on Form 8-K:

The Registrant filed a current report on Form 8-K on August 2, 2004 reporting the execution of a merger agreement with SunriseUSA, Inc.


* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Incorporated by reference from the Company's Form 10-KSB for its fiscal year ended December 31, 2000.

*** Incorporated by reference from the Registrant's Form 10-QSB/A filed on June 28, 2002.

**** Incorporated by reference from the Registrant's Form 8-K filed on August 2,
     2004

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.




         DATE:    AUGUST 13, 2004

                                BY: /s/ GARY BROWN
                                    -----------------------------
                                    GARY BROWN
                                    PRESIDENT
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)