Form 10QSB
period 2004-09-30
K2 DIGITAL INC
filed 2004-11-18
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


                               c/o Thomas G. Amon
                          500 Fifth Avenue, Suite 1650
                               New York, NY 10110
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 810-2430
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




        Class                                   Outstanding at October 31, 2004
------------------------                       ---------------------------------
Common stock, par value $.01 per share  ..........................     4,982,699


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Condensed consolidated balance sheet - September 30, 2004  (unaudited).................................................   2

         Condensed consolidated statements of operations and comprehensive income (loss) - three and nine months ended September 30, 2004
                (unaudited) and September 30, 2003 (unaudited)..................................................................   3

         Condensed consolidated statements of cash flows - nine months
                ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited).........................................   4

         Notes to condensed consolidated financial statements...................................................................   5



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................   7

ITEM 3. CONTROLS AND PROCEDURES.................................................................................................   9

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS................................................................................................................  10


SIGNATURES......................................................................................................................  11

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
Cash................................................................................................................  $      12,840
Investment in security available-for-sale...........................................................................         49,790
                                                                                                                      -------------
      Total current assets..........................................................................................  $      62,630
                                                                                                                      =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:


   Accounts payable.................................................................................................  $     154,796
   Accrued expenses ................................................................................................         16,995
                                                                                                                      -------------

      Total current liabilities.....................................................................................        171,791
                                                                                                                      -------------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding...............................................................................             --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding......................................................         54,001
   Treasury stock, 417,417 shares at cost...........................................................................       (819,296)
   Additional paid-in capital.......................................................................................      8,317,910
   Accumulated other comprehensive income...........................................................................         34,840
   Accumulated deficit..............................................................................................     (7,696,616)
                                                                                                                      -------------
Total stockholders' deficit.........................................................................................       (109,161)
                                                                                                                      -------------
         Total liabilities and stockholders' deficit................................................................  $      62,630
                                                                                                                      =============

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,


                                                                  2004               2003              2004              2003
                                                               Unaudited          Unaudited          Unaudited         Unaudited
   Revenues                                                        $       --      $         --        $        --      $        --
   Other income                                                         2,641             9,750              2,641           37,950
   General and administrative expenses                                     --            20,431            (13,665)          62,107

                                                           -------------------------------------------------------------------------
   Net income (loss)                                               $    2,641      $    (10,681)       $    16,306      $   (24,157)



   Net income (loss) per common share -
        basic and diluted                                          $    0.001      $     (0.002)       $     0.003      $    (0.005)

   Weighted average common shares outstanding -
        basic and diluted                                           4,982,699         4,982,699          4,982,699        4,982,699

   Comprehensive income (loss):
   Net income (loss)                                               $    2,641      $    (10,681)       $    16,306      $   (24,157)
   Other comprehensive income (loss) -
         unrealized gain (loss) on available-for-sale
         security                                                     (27,600)            7,350            (42,860)          76,500

                                                           -------------------------------------------------------------------------
   Comprehensive income (loss)                                     $  (24,959)     $     (3,331)       $   (26,554)     $    52,343
                                                           =========================================================================


   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,

                                                                                                 2004                2003
                                                                                              Unaudited           Unaudited

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                         $     16,306         $  (24,157)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Realized gain on sale of available-for-sale security                                            (2,630)           (37,950)
     Changes in operating assets and liabilities:
         Accounts payable and accrued expenses                                                      (21,209)            15,338
                                                                                          ---------------------------------------
     Net cash used in operating activities                                                           (7,533)           (46,769)

     CASH FLOWS PROVIDED BY INVESTING ACTIVITIES,
       gross proceeds from sale of available-for-sale security                                        3,780             46,000
                                                                                          ---------------------------------------
     Net increase (decrease) in cash                                                                 (3,753)              (769)

     CASH, beginning of period                                                                       16,593              8,173
     CASH, end of period                                                                        $    12,840         $    7,404


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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at September 30, 2004, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $109,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 15, 2002, K2 and FutureXmedia, Inc. ("FX"), f/k/a First Step Distribution Network, Inc., entered into an Agreement and Plan of Merger (the "Agreement") by and among FX and its shareholders and First Step Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of K2 ("Merger Sub"). Under the terms of the Agreement, as amended, K2 was to have acquired FX by means of a triangular merger, pursuant to which the Merger Sub would have been merged with and into FX in a tax free reorganization. Subsequent to the execution of the Agreement, FX encountered difficulties in financing its business and in October 2003, K2 notified FX that it was exploring other possible transactions. The proposed merger with FX has now been terminated.

AGREEMENT AND PLAN OF MERGER

On January 30, 2004, the Company signed a non-binding letter of intent (the "Merger Agreement") with SunriseUSA, Inc. ("Sunrise"), a Delaware Corporation, whereby Sunrise will merge with the Company (the "Merger"). Sunrise is a privately-held holding company that was founded with the objective of capitalizing on emerging opportunities within rural USA cable markets. Ultimately, Sunrise will provide bundled telecommunication and cable services that will represent a convenient alternative to single product offerings of competing vendors.

Effective July 29, 2004, the Company signed a definitive Merger Agreement with Sunrise and K2 Acquisition Corporation ("Acquisition"), a Delaware Corporation. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition will consummate a merger wherein the shareholders of Sunrise will exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of K2, Acquisition will merge with and into Sunrise, and Sunrise will become a wholly-owned subsidiary of K2. Post Merger, the current shareholders of the Registrant will own a minimum of 2.5% of the surviving entity, which percentage may be adjusted upward to 3.5% of the surviving entity if a minimum new equity funding has not been received by December 31, 2004. The minimum value of shares owned by current shareholders of the Company after the Merger is complete and financing closed shall be $533,000 or approximately $0.11 per share, based upon 4,982,699 currently issued and outstanding shares.

The Merger is subject to a number of conditions, including private equity funding of not less than $3,000,000. In addition, Sunrise will be responsible for payment of all expenses related to the transaction.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2004 and the financial results for the three and nine months ended September 30, 2004 and 2003, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2003, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and nine months ended September 30, 2004 and 2003 were the same.

STOCK-BASED COMPENSATION

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No.148 "Accounting for Stock-based Compensation Transaction and Disclosure". During the three and nine month periods ended September 30, 2004 and 2003, the Company did not grant options pursuant to its stock option plans.

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

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2004 and 2003, the Company, operating as a "shell," incurred net income (loss) of approximately, $2,600 and $16,300, respectively for 2004 and approximately ($10,700) and ($24,100) for 2003. The Company's 2004 net income is the result of (i) the Company reversing certain 2003 liabilities relating to professional fees that Sunrise agreed to pay, and paid, on behalf of the Company in 2004, (ii) diminutive general and administrative expenses as a result of Sunrise paying a majority of the Company's ongoing public company expenses and (iii) a gain on the sale of a portion of its available-for-sale security. The Company's 2003 net loss consists primarily of accounting, legal and other expenses related to maintaining the "shell" corporation offset partially by a gain on the sale of a portion of its available-for-sale security.

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

On January 15, 2002, K2 and FutureXmedia, Inc. ("FX"), f/k/a First Step Distribution Network, Inc., entered into an Agreement and Plan of Merger (the "Agreement") by and among FX and its shareholders and First Step Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of K2 ("Merger Sub"). Under the terms of the Agreement, as amended, K2 was to have acquired FX by means of a triangular merger, pursuant to which the Merger Sub would have been merged with and into FX in a tax free reorganization. Subsequent to the execution of the Agreement, FX encountered difficulties in financing its business and in October 2003, K2 notified FX that it was exploring other possible transactions. The proposed merger with FX has now been terminated.

In January 2004, the Company signed a non-binding letter of intent (the "Merger Agreement") with SunriseUSA, Inc. ("Sunrise"), a Delaware Corporation, whereby Sunrise would merge with the Company. Sunrise is a privately-held holding company that was founded with the objective of capitalizing on emerging opportunities within rural U.S. cable markets. Ultimately, Sunrise will look to provide bundled telecommunication and cable services that will represent a convenient alternative to the single product offerings of some competing vendors.

Effective July 29, 2004 the Company signed a definitive Merger Agreement with Sunrise and K2 Acquisition Corporation ("Acquisition"), a Delaware Corporation. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition will consummate a merger wherein the shareholders of Sunrise will exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of K2, Acquisition will merge with and into Sunrise, and Sunrise will become a wholly-owned subsidiary of K2. Post Merger, the current shareholders of the Registrant will own a minimum of 2.5% of the surviving entity, which percentage may be adjusted upward to 3.5% of the surviving entity if a minimum new equity funding has not been received by December 31, 2004. The minimum value of shares owned by current shareholders of the Company after the Merger is complete and financing closed shall be $533,000 or approximately $0.11 per share, based upon 4,982,699 currently issued and outstanding shares.

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

The Company's cash balance of $12,840 at September 30, 2004, decreased by $3,753 or approximately 23% compared to the $16,593 cash balance at December 31, 2003. This decrease is primarily due to the Company paying down its obligations offset by cash infusions of approximately $14,000. During the quarter ending September 30, 2004, the Company received $11,000 from Sunrise for the Company's operating expenses. In addition, the Company sold 1,000 shares, at 3.78 per share, of 24/7 Real Media, Inc. common stock (available-for-sale security).

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

                  3.2(b)   Amendment to By-laws of the Company*

                  3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

                  4.1      Common Stock Certificate*

                  4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

                  31.1     Sarbanes-Oxley Act Section 302 Certification****

                  32.1     Sarbanes-Oxley Act Section 906 Certification****


* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Incorporated by reference from the Company's Form 10-KSB for its fiscal year ended December 31, 2000.

*** Incorporated by reference from the Registrant's Form 10-QSB/A filed on June 28, 2002.

**** Filed Herewith.
                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.




DATE:    NOVEMBER 18, 2004

                                         BY: /s/ GARY BROWN
                                             -----------------------------
                                             GARY BROWN
                                             PRESIDENT
                                             (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)