Form 10KSB
period 2004-10-31
K2 DIGITAL INC
filed 2005-04-15
CIK 1009624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

                               c/o Thomas G. Amon
                   500 Fifth Avenue, Suite 1650, New York, NY
                 10110 (Address of principal executive offices,
                               including zip code)

                    Issuer's telephone number: (212) 810-2430

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None.

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:

$0

As of March 31, 2005, there were 4,982,699 shares (not including treasury shares) of the Company's common stock outstanding. Based on the closing sales price of the Company's common stock on March 31, 2005 of $0.035 per share, the approximate aggregate market value of the Company's common stock held by non-affiliates was approximately $174,000.

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

The Company's offices are located c/o Thomas G. Amon, 500 Fifth Avenue, Suite 1650, New York, New York 10110 and its telephone number is (212) 810-2430.

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

AGREEMENT AND PLAN OF MERGER

On January 30, 2004 the Company signed a non-binding letter of intent (the "Merger Agreement") with SunriseUSA, Inc. "Sunrise", a Delaware Corporation, whereby Sunrise would merge with the Company (the "Merger"). The minimum value of the transaction to K2 shareholders was to be 2% of the issued and outstanding number of shares post merger, with a minimum value of US$533,000. Sunrise is a privately held holding company that was founded with the objective of capitalizing on emerging opportunities within rural USA cable markets.

On December 31, 2004, the Company notified Sunrise that in light of the delays in its consummating the proposed merger, it had decided to terminate the Merger Agreement dated July 23, 2004 between the Company, Sunrise and K2 Acquisition Corporation, effective December 31, 2004. Thereafter the parties continued to discuss the terms of an extension of the Merger Agreement but the Company has advised Sunrise that it is now exploring other options to enhance shareholder value. These options may include a merger or similar transaction with another entity, consummation of a merger with Sunrise pursuant to a new merger agreement or amendment to the terminated agreement, or liquidation of the Company.

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

EMPLOYEES

As a result of the transaction entered into with IIS in August 2001 and the fact that the Company has effectively ceased operations, at December 31, 2004, the Company had only one employee, Gary W. Brown, the Company's current President, Chief Financial Officer and Secretary. Since August 2001, Mr. Brown's employment with the Company has been limited to structuring and negotiating merger transactions, as well as liquidating assets, collecting accounts receivable and paying creditors. Since December 31, 2001, Mr. Brown has received no salary, compensation or benefits.

ITEM 2. DESCRIPTION OF PROPERTY

None.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings as of the date hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was delisted from the Nasdaq SmallCap Market ("NASDAQ") effective August 15, 2001 and currently trades in the over-the-counter market under the symbol "KTWO.OB." Prior to its delisting, the Company's common stock was traded on NASDAQ under the symbol "KTWO." The following table sets forth, for the periods indicated, the range of high and low price quotes of the Company's common stock as reported by the over-the-counter bulletin board (for periods subsequent to the delisting) and NASDAQ (for periods prior to the delisting) from the quarter ended March 31, 2003 through December 31, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Fiscal Quarter Ended             High               Low
         --------------------             ----               ---

         March 31, 2003                   $0.04             $0.02

         June 30, 2003                    $0.04             $0.02

         September 30, 2003               $0.05             $0.03

         December 31, 2003                $0.05             $0.03

         March 31, 2004                   $0.09             $0.03

         June 30, 2004                    $0.06             $0.03

         September 30, 2004               $0.07             $0.02

         December 31, 2004                $0.05             $0.02



The approximate number of record holders of the Company's common stock at December 31, 2004 was 27, not including beneficial owners whose shares are held by banks, brokers and other nominees.

There were no repurchases by the Company of its common stock on the open market or from any of its stockholders in fiscal year 2004 or 2003. At December 31, 2004, the Company held a total of 417,417 shares of treasury stock at a cost of $819,296.

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

SUMMARY OF RESULTS

Following is a summary of the Company's operations for the years ended December 31, 2004 and 2003:

                                              2004           2003
                                            --------       --------

Other income                                $  2,641       $ 58,344
General and administrative expenses            4,186         33,554
                                            -----------------------

Net Income (Loss)                           $ (1,545)      $ 24,790

In 2004, other income represents a gain from the sale of 1,000 shares of 24/7 Real Media, Inc. common stock. In 2003, other income represents a gain from the sale of 8,000 shares of 24/7 Real Media, Inc. common stock and the collection of amounts due to the Company from a vendor. In 2004 and 2003, general and administrative expenses primarily represent ongoing legal, accounting and other public company costs, net of amounts paid by merger candidates and offset by excess accruals reversed in each year.

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

If the Company is unsuccessful in completing the Sunrise transaction, management's alternative may include a further search for a similar business combination or strategic alliance or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code. There can be no assurance that the transaction described above or management's alternative plan will be realized.

The Company's cash balance of $7,366 at December 31, 2004, decreased by $9,227 or 56% compared to the $16,593 cash balance at

December 31, 2003. This decrease is primarily due to payments of ongoing operating expenses, offset by the sale of 24/7 Real Media, Inc. common stock.

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

On December 31, 2004, the Company notified Sunrise that in light of the delays in its consummating the proposed merger, it had decided to terminate the Merger Agreement dated July 23, 2004 between the Company, Sunrise and K2 Acquisition Corporation, effective December 31, 2004. Thereafter the parties continued to discuss the terms of an extension of the Merger Agreement, but the Company has advised Sunrise that it is now exploring other options to enhance shareholder value. These options may include a merger or similar transaction with another entity, consummation of a merger with Sunrise pursuant to a new merger agreement or amendment to the terminated agreement, or liquidation of the Company.

There can be no assurance that a merger with Sunrise or another party will be realized. If the Company is not successful in completing a merger, it is likely that the Company will be liquidated under Chapter 7 of the U.S. Bankruptcy Code.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         K2 DIGITAL, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Financial Statements

   Consolidated Balance Sheet                                                F-2
   December 31, 2004

   Consolidated Statements of Operations and Comprehensive Income (Loss)     F-3
   For the Years Ended December 31, 2004 and 2003

   Consolidated Statements of Stockholders' Deficit                          F-4
   For the Years Ended December 31, 2004 and 2003

   Consolidated Statements of Cash Flows                                     F-5
   For the Years Ended December 31, 2004 and 2003

   Notes to Consolidated Financial Statements                           F-6 - 11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF K2 DIGITAL, INC.

We have audited the accompanying consolidated balance sheet of K2 Digital, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K2 Digital, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during 2001, the Company sold fixed and intangible assets essential to its business operation and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2004, the Company had significant cumulative losses, a diminutive cash balance and working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/  ROTHSTEIN, KASS & COMPANY, P.C.



ROSELAND, NEW JERSEY
APRIL 8, 2005

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                   $     7,366
     Investment in available-for-sale security                                   56,290
                                                                            -----------
          Total current assets                                              $    63,656
                                                                            ===========



                          LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                       $   167,171
     Other accrued expenses                                                      16,995
                                                                            -----------
          Total current liabilities                                             184,166
                                                                            -----------



STOCKHOLDERS' DEFICIT
     Preferred Stock, $0.01 par value, authorized 1,000,000 shares;
          issued and outstanding nil shares
     Common Stock, $0.01 par value, authorized 24,000,000
          shares; Issued 5,400,116 shares, outstanding
          4,982,699 shares                                                       54,001
     Additional paid-in-capital                                               8,317,910
     Accumulated other comprehensive income                                      41,340
     Accumulated deficit                                                     (7,714,465)
                                                                            -----------
                                                                                698,786

     Less: Treasury stock, 417,417 shares at cost                              (819,296)


Total stockholders' deficit                                                    (120,510)
                                                                            -----------

Total liabilities and stockholders' deficit                                 $    63,656
                                                                            ===========





See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                2004           2003
Revenues                                                   $        --    $        --
Other income                                                     2,641         58,344
General and administrative expenses                              4,186         33,554
                                                           --------------------------
Net income (loss)                                          $    (1,545)   $    24,790
                                                           --------------------------

Net income (loss) per common share-
     basic and diluted                                     $    (0.000)   $     0.005

Weighted average common shares outstanding -
     basic and diluted                                       4,982,699      4,982,699
                                                           --------------------------

Comprehensive income (loss):

Net income (loss)                                          $    (1,545)   $    24,790
Other comprehensive income (loss),
Unrealized gain (loss) on available-for-sale security:
  Unrealized holding gain (loss) arising during the period     (33,719)       123,000
  Reclassification adjustment for loss (gain) included
     in net income (loss)                                       (2,641)       (45,300)
                                                           --------------------------
                                                               (36,360)        77,700
                                                           --------------------------
Comprehensive income (loss)                                $   (37,905)   $   102,490
                                                           ==========================




See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                           ACCUMULATED
                                                      ADDITIONAL    OTHER                                               TOTAL
                                    COMMON STOCK       PAID-IN   COMPREHENSIVE   DEFERRED   ACCUMULATED  TREASURY    STOCKHOLDERS'
                                  SHARES     AMOUNT    CAPITAL      INCOME     COMPENSATION   DEFICIT     STOCK        DEFICIT
                                  ------     ------    -------      ------     ------------   -------     -----        -------

Balances, January 1, 2003        5,400,116  $54,001  $8,317,910    $     --    $     --    $(7,737,710)  $(819,296)  $(185,095)

Other comprehensive income,
  net of reclassification
  adjustment                                                         77,700                                             77,700

Net income                                                                                      24,790                  24,790

                                 --------------------------------------------------------------------------------------------

Balances, December 31, 2003      5,400,116   54,001   8,317,910      77,700          --     (7,712,920)   (819,296)    (82,605)

Other comprehensive loss,
  net of reclassification
  adjustment                                                        (36,360)                                           (36,360)

Net loss                                                                                        (1,545)                 (1,545)

Balances, December 31, 2004      5,400,116  $54,001  $8,317,910     $41,340    $     --    $(7,714,465)  $(819,296)  $(120,510)
                                 ==============================================================================================

See accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                               2004                 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $(1,545)            $ 24,790
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Gain on disposition of liabilities                                                             (35,100)
    Gain on sale of available-for-sale securities                              (2,630)             (45,300)
    Increase (decrease) in cash attributable to changes in
     operating assets and liabilities:
    Accounts payable                                                           19,173               10,030
    Accrued expenses                                                          (28,005)
                                                                             -----------------------------
Net cash used in operating activities                                         (13,007)             (45,580)
                                                                             -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES, gross proceeds
    from sale of available-for-sale securities:                                 3,780               54,000
                                                                             -----------------------------

Net increase (decrease) in cash                                               ( 9,227)               8,420

CASH, beginning of year                                                        16,593                8,173
                                                                             -----------------------------
CASH, end of year                                                            $  7,366             $ 16,593
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As indicated above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2004, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and negative working capital and a stockholders' deficit of approximately $121,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January 2004, the Company signed a non-binding letter of intent with SunriseUSA, Inc. ("Sunrise") whereby Sunrise would merge with the Company. Sunrise is a privately-held holding company that was founded with the objective of capitalizing on emerging opportunities with rural U.S. cable markets. Ultimately, Sunrise will look to provide bundled telecommunication and cable services that will represent a convenient alternative to the single product offerings of some competing vendors. Effective July 23, 2004, the Company signed a definitive Merger Agreement with Sunrise and K2 Acquisition Corporation, ("Acquisition"), a Delaware Corporation. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition would consummate a merger wherein the shareholders of Sunrise will exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of K2, Acquisition will merge with and into Sunrise, and Sunrise will become a wholly-owned subsidiary of K2. Post Merger, the current shareholders of the Registrant would own a minimum of 2.5% of the surviving entity, which percentage would be adjusted upward to 3.5% of the surviving entity since new equity funding was not received by December 31, 2004 (a provision of the definitive merger agreement).

On December 31, 2004, the Company notified Sunrise that in light of the delays in its consummating the proposed merger, it had decided to terminate the Merger Agreement dated July 23, 2004 between the Company, Sunrise and K2 Acquisition Corporation, effective December 31, 2004. Thereafter, the parties continued to discuss the terms of an extension of the Merger Agreement but the Company has advised Sunrise that it is now exploring other options to enhance shareholder value. These options may include a merger or similar transaction with another entity, consummation of a merger with Sunrise pursuant to a new merger agreement or amendment to the terminated agreement, or liquidation of the Company.

2. Summary of significant accounting policies

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of K2 Digital, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," approximate their carrying amounts presented in the consolidated balance sheet at December 31, 2004.

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

During the years ended December 31, 2004 and 2003, the Company sold 1,000 and 8,000 shares (after giving effect to 24/7 stock 1-for-5 stock split), respectively, of 24/7 stock for aggregate proceeds of approximately $4,000 in 2004 and $55,000 in 2003, recognizing a realized gain of approximately $3,000 in 2004 and $45,000 in 2003. At December 31, 2004, the Company had an approximate $41,000 gross unrealized holding gain on the remaining 13,000 shares of 24/7 stock. During the years ended December 31, 2004 and 2003, the change in unrealized holding gain (loss) from available-for-sale security was approximately ($36,000) and $78,000, respectively.

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

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Summary of significant accounting policies (continued)

NET INCOME (LOSS) PER COMMON SHARE

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net income (loss) per common share. Therefore, basic and diluted income (loss) per common share for the years ended December 31, 2004 and 2003 were the same.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25 ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Commitments and contingencies

Although management believes that it has adequately provided for all of its known liabilities at December 31, 2004, the Company may be exposed to potential contingencies related to its business activities that have been discontinued. At the present time, the Company is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements pursuant to SFAS No.5.

4. Income taxes

The provision (benefit) for income taxes on the net income (loss) for the years ended December 31, 2004 and 2003 differs from the amount computed by applying the Federal statutory rate due to the following:

                                              2004             2003
                                             ------           ------

Statutory Federal income tax rate             34.0%            34.0%

State and local taxes, net                     5.1              5.1

Valuation allowance and other                 39.1            (39.1)
                                             ----------------------

Effective income tax rate                       --%              --%
                                             ======================



As of December 31, 2004, the Company had net operating loss carryforwards of approximately $8.5 million for federal and state income tax purposes, which are available to reduce future taxable income and will expire through 2024 if not utilized. In addition, a 2001 impairment charge related to the investment in available-for-sale securities of approximately $0.8 million, net of approximately $0.6 million deducted during the years ended December 31, 2004 and 2003 for 2004 and 2003 sales, is not deductible until the securities are sold. The future tax benefits associated with the net operating loss carryforwards and impairment charge were the primary components of an estimated $3.7 million deferred tax asset at December 31, 2004. A valuation allowance has been established for the entire amount of the deferred tax asset since its realization is considered unlikely. Further, a change in the ownership of a majority of the fair market value of the Company's common stock (such as the change in ownership that would occur in the contemplated transaction discussed in Note 1) could significantly delay or limit the utilization of net operating loss carryforwards.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Stock option plan

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation of up to 225,000 and 500,000 options under the 1996 Plan and 1997 Plan respectively. The number of options available under the 1997 Plan were increased by an additional 400,000 and 800,000 options in 1999 and 2000, respectively, to a total of 1,700,000 options. In January 2001, the Board of Directors and stockholders approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for future issuance of the Company's common stock under the 1997 Plan from 1,700,000 shares to 3,000,000 shares. As of December 31, 2004, there were 1,135,500 shares of common stock available for grant under the Plans. The 1996 Plan expires on January 1, 2006 and the 1997 Plan expires on June 12, 2007. Under the terms of the Plans, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less that 110% of such fair market value for all options granted, and the options expire five years after the option grant date.

A summary of the Plans at December 31, 2004, and 2003 is presented in the table below:

                                                                                Weighted Average
                                            Shares            Range              Exercise Price
                                          ----------        ---------          ------------------
Outstanding at December 31, 2002            982,750        $0.05 - $5.81            $  2.40
Granted                                          --                   --                 --
Expired                                          --                   --                 --
                                            -------        -------------            -------
Outstanding at December 31, 2003            982,750        $0.05 - $5.81            $  2.40
Granted                                          --                   --                 --
Expired                                          --                   --                 --
                                            -------        -------------            -------
Outstanding at December 31, 2004            982,750        $0.05 - $5.81            $  2.40


At December 31, 2004, substantially all
outstanding shares are exercisable

No options were granted during the years ended December 31, 2004 and 2003.

Further information about the Company's outstanding stock options at December 31, 2004 is as follow:

                                                     Weighted Average
                                      Number of    Remaining Contractual   Weighted Average
Range of Exercise Prices               Shares         Life (in Years)          Exercise
------------------------              ---------    ---------------------   ----------------
$0.05                                   40,000             7.7                  $ 0.05
$0.66 to $1.09                         181,000             6.1                    0.74
$1.50 to $1.75                         435,000             3.7                    1.52
$2.50 to $2.94                          37,500             4.5                    2.60
$5.00 to $5.81                         289,250             5.3                    5.05
                                       -------           -------                ------

Outstanding at December 31, 2004       982,750             4.8                    2.40

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Stock option plan (continued)

The Company accounts for the Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost is recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for the Plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share for the years ended December 31, 2004 and 2003 would have been the following pro forma amounts (in thousands, except for per share data):

                                           2004              2003
                                           ----              ----

Net income (loss), as reported          $   (2)           $   25

Stock-based employee compensation
determined under the fair value
based method, net of related taxes          (3)              (35)
                                          -----            ------

Net loss, proforma                      $   (5)           $  (10)
                                          =====            ======

Net income (loss) per common share,
    basic and diluted:

As reported                             $(0.000)          $ 0.005
                                          =====            =======
Proforma                                $(0.001)          $(0.002)
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

None

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

Matthew G. de Ganon, age 42, has been a director since he joined the Company in July 1995. Mr. de Ganon resigned from his position as an executive officer of the Company effective August 1, 2001. From that time until April 2002, Mr. de Ganon was employed by Integrated Information Systems, Inc., which purchased certain assets of the Company in August 2001. He was President of the Company from June 1996 to November 1998 and was also the Chief Operating Officer of the Company from July 1995 to November 1997. Mr. de Ganon is currently Vice President and General Manager, consumer applications software at The Weather Channel Interactive. Until June 2004, Mr. de Ganon was President of Arcavista Corporation. For the two years prior to joining the Company, Mr. de Ganon operated a business that created CD-ROM products and offered consulting services regarding the use of electronic delivery to publishers of newsletters and directories. Mr. de Ganon is co-author of the essay, "Overcoming Future Shock on the Superhighway: Suggestions for Providers and Technocrats," published and presented in the 1994 National Online Conference Proceedings. From August 1992 to July 1993, Mr. de Ganon was the Vice President of New Media of Superior Computer Systems, Inc., a software developer. Mr. de Ganon's work focused on UNIX-based 4GL accounting software customization for corporate clients. From May 1991 to July 1992, Mr. de Ganon was involved in casting administration for the Motion Picture Group of Universal Studios, Inc. He was a franchised theatrical agent with the Stone Manners Agency in Los Angeles, California from August 1987 to May 1991.

Douglas E. Cleek, age 42, who co-founded the Company in 1993, has been a director of the Company since it was reorganized as a corporation in January 1995. From January 1995 until August 2001, Mr. Cleek served as the Company's Executive Vice President--Chief Creative Officer. From 1993 until 1995, Mr. Cleek was a general partner and Co-Creative Director of the Company. While at the company he helped develop many of the industry's firsts, including one of the first CASIE awards for the live webcast of IBM's Deep Blue vs. Kasparov. He has also served as a judge for the CASIE Awards and International Web Page Awards. He then accepted the position of Creative Director at Integrated Information Systems, Inc., when IIS purchased certain assets of K2 Digital, Inc., in August 2001. In March 2002, he resigned his executive position to pursue other opportunities. He currently holds a position as Creative Director / Stratetgist at Magnitude 9.6, Inc., headquartered in New York City. For more than five years prior to that, Mr. Cleek was an art director for William Allen & Co. and its successor, A.J. Bart & Sons, specializing in graphic promotional materials for the travel & hospitality industry.

Gary W. Brown, age 51, has been a director of the Company since February 2000 and joined the Company in April 2000 as Executive Vice President and Chief Operating Officer. Since August 2001, Mr. Brown has served as President, Secretary, Chief Financial Officer and Chief Operating Officer of the Company. Since November 2001, Mr. Brown has served as Senior Vice President and Managing Director of the Risk Management Division of Canadian Imperial Bank of Commerce (CIBC World Markets). In March 2004, Mr. Brown was appointed Chief Operating Officer - US Region and in September 2004, President and Chief Executive Officer, CIBC World Markets Corp. and Head of the US Region. Prior to that, Mr. Brown was employed from July 1980 through June 1999 in various management roles with UBS AG, the successor organization to Union Bank of Switzerland, including the role of New York Branch Manager. There he served as Division Head for Structured Finance, one of UBS's six operating divisions in the Americas prior to the merger of UBS with Swiss Bank Corporation in 1998. Post-merger, Mr. Brown was designated Chief Credit Officer-Americas for UBS's investment banking division, Warburg, Dillon Read, where he was responsible for capital commitments of the firm. Mr. Brown held various business development and risk management positions throughout his 19-year career at UBS. He also served as President of the New York Chapter of The Risk Management Association, the trade association for the financial services risk management industry, and as an ex-officio member of the RMA National Board. From 1991-1999, he has served on the Board of Directors of Sefar Americas, a subsidiary of Sefar AG, a manufacturer of Swiss synthetic fabrics. Prior to joining UBS in 1980, Mr. Brown was employed from June 1976 through June 1980 with The Chase Manhattan Bank, having served in various business development functions. Mr. Brown received a Bachelor of Science degree in Business Administration from Oral Roberts University in May 1976.

David R. Sklaver, age 51, has been a director of the Company since 1999. Since October 2001, Mr. Sklaver has been President and Chief Executive Officer of UPOC, Inc., a marketing company. From June 1997 to October 2001, Mr. Sklaver was a General Partner and Chief Executive Officer of Artustry Partnership, a strategic and creative marketing company, of which he was a founder. Since October 1995, Mr. Sklaver has also served as President of Phase 2, Inc. From 1993 to 1995, Mr. Sklaver served as President of Wells Rich Greene DDB, an advertising agency handling Fortune 500 clients. Prior to being promoted to President, Mr. Sklaver served as Executive Vice President, Director of Client Services of Wells Rich Greene from 1989 to 1993. From 1986 to 1988, Mr. Sklaver was Executive Vice President, Account Group Head, at advertising agency BBD Needham, New York. From 1984 to 1985, Mr. Sklaver was Managing Director of DDB's Sydney office. From 1978 to 1984, he served in Account Management at DDB New York. Prior to 1978, Mr. Sklaver held positions at Foote, Cone & Belding Advertising and Standard Brands, both advertising agencies.

FILING REQUIREMENTS

The Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2004.

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

EXECUTIVE COMPENSATION

The following table sets forth, for the last three completed fiscal years, the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer, and those other executive officers (the "Named Executives") who served in executive capacities during fiscal 2004 and had aggregate compensation in excess of $100,000. Except for Mr. Brown, each of the Named Executives has resigned his or her position as an officer of the Company, effective August 1, 2001.

                                                                      Annual Compensation (1)      Long Term Compensation
                                                                      -----------------------      ----------------------
                Name and Principal Position                Year         Salary         Bonus     Restricted         Option
                ---------------------------                ----         ------         -----     -----------        ------
                                                                                                 Stock Awards       Awards
                                                                                                 ------------       ------
Matthew G. de Ganon, Chairman of the Board (2)             2004           --             --          --               --
                                                           2003           --             --          --               --
                                                           2002           --             --          --               --

Douglas E. Cleek, former Executive Vice President -
Chief Creative Officer (2)                                 2004           --             --          --               --
                                                           2003           --             --          --               --
                                                           2002           --             --          --               --


Gary W. Brown, President, Chief Financial Officer and

Secretary (3)(4)                                           2004           --             --          --               --
                                                           2003           --             --          --               --
                                                           2002           --             --          --               --



(1) The value of perquisites and other personal benefits does not exceed 10% of the officer's salary. The Company effectively ceased its operations in August 2001.

(2) Resigned as an Officer of the Company effective August 1, 2001.

(3) Mr. Brown accepted compensation less than provided for in his employment agreement during 2001, and has received no salary, compensation or benefits since December 31, 2001.

(4) 50,000 shares vested on April 14, 2001 and the remaining 50,000 shares vested on April 14, 2002. Based on the closing price of the Company's common stock on April 14, 2000 of $5.00 per share, the fair market value of the restricted stock awards on the date of grant was $500,000.

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

OPTION GRANTS IN FISCAL 2004 AND 2003

No stock options were granted under the 1996 Plan or the 1997 Plan for the year-ended December 31, 2004 and December 31, 2003.

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

No stock options were granted under the 1996 Plan and 300,000 stock options were granted under the 1997 Plan to all executive officers and directors as a group during the fiscal year ended December 31, 2001. Such options are exercisable at prices per share (reflecting the fair market value on the dates of grant) of $0.75 under the 1997 Plan. None of such options were exercised during fiscal 2004.

OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

The table set forth below shows the value of unexercised options under the 1996 Plan and the 1997 Plan held on December 31, 2004 by each of the Named Executives or Directors.

                                                                                               Value of
                                                         Number of Securities            Unexercised In-the-Money
                             Shares                     Underlying Unexercised          Options held on December 31,
                            Acquired                 Options at December 31, 2004             2004 ($)(1)
                               on         Value      ----------------------------      -----------------------------
Name                        Exercise     Realized    Exercisable    Unexercisable      Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------
Matthew G. de Ganon            --          --          6,250(2)          --               --              --

Douglas E. Cleek               --          --          6,250(2)          --               --              --

Gary W. Brown                  --          --        368,000(3)          --               --              --



(1) Based on the closing price of the Company's common stock on December 31, 2004, the last day in fiscal 2004 on which the markets were open for business, which was $0.025.

(2) Represents grants made under the 1996 Plan.

(3) Represents 346,000 options granted under the 1997 Plan and 22,000 options granted under the 1996 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information, as of March 31, 2005 as to the beneficial ownership of common stock (including shares which may be acquired within 60 days pursuant to stock options) of each director of the Company, the Chief Executive Officer of the Company, all directors and executive officers as a group and persons known by the Company to beneficially own 5% or more of the common stock. Except as set forth below, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such person. Except as otherwise indicated, the address of each person included in the table to the Company, in c/o Thomas G. Amon, Attorney at Law, 500 Fifth Avenue, Suite 1650, New York, New York 10110.

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


                                     PART IV


ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:                                                                                   Page
1. Report of Independent Registered Public Accounting Firm.....................................................................F-1

2. Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2004.................................................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) - For the years ended December 31, 2004 and 2003........ F-3

Consolidated Statements of Stockholders' Deficit - For the years ended December 31, 2004 and 2003..............................F-4

Consolidated Statements of Cash Flows - For the years ended December 31, 2004 and 2003 ........................................F-5

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

* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Filed herewith.

(B) REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the period covered by this report.

(i) Form 8-K filed February 15, 2005, reporting under Item 1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES
----------

Audit fees for the fiscal years ended December 31, 2004 and 2003 were approximately $15,000 and $17,500 respectively. Review fees approximated $3,500 per quarter during 2004 and 2003.

AUDIT RELATED FEES
------------------

Audit related fees for the fiscal years ended December 31, 2004 and December 31, 2003 were approximately $0 and $0, respectively. Audit related services generally included fees for contemplated business combinations and SEC reporting obligations (Form 10-QSB and Schedule 14c).

TAX FEES
--------

Tax fees for the fiscal years ended December 31, 2004 and 2003 were $0.

ALL OTHER FEES
--------------

All other fees for products and services provided by Rothstein, Kass & Company, P.C. was the Company's principal accountant, for the fiscal years ended December 31, 2004 and 2003 were $0.

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

Dated: April 15, 2005



                              BY: /s/ GARY W. BROWN
                                  ------------------------------------
                                  GARY W. BROWN, PRESIDENT







          Signature                                Title                                          Date
          ---------                                -----                                          ----
/s/ Matthew G. de Ganon         Chairman of the Board, Director                               April 15, 2005
------------------------------
Matthew G. de Ganon


/s/ Gary W. Brown               President, Chief Operating Officer, Chief Financial           April 15, 2005
------------------------------   Officer (Principal Financial and Accounting Officer),
Gary W. Brown                    Secretary and Director


/s/ Douglas E. Cleek            Director                                                      April 15, 2005
------------------------------
Douglas E. Cleek


/s/ David R. Sklaver            Director                                                      April 15, 2005
------------------------------
David R. Sklaver

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

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT

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

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT

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