Form 10QSB
period 2005-03-31
K2 DIGITAL INC
filed 2005-05-20
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           COMMISSION FILE NO. 1-11873

                                K2 DIGITAL, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                13-3886065
  -------------------------------       ---------------------------------------
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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                            Outstanding at April 30, 2005
--------------------------------------         -----------------------------
Common stock, par value $.01 per share................  4,982,699

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   Condensed consolidated balance sheet - March 31, 2005  (unaudited).....   2

   Condensed consolidated statements of operations and comprehensive income (loss) - three months ended March 31, 2005 (unaudited)
          and March 31, 2004 (unaudited)..................................   3

   Condensed consolidated statements of cash flows - three months
          ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited).   4

   Notes to condensed consolidated financial statements...................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................   7

ITEM 3. CONTROLS AND PROCEDURES...........................................   9

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  10

SIGNATURES ...............................................................  11

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

Cash............................................................    $       942
Investment in security available-for-sale.......................         32,500
                                                                    -----------
      Total current assets......................................         33,442
                                                                    -----------
          Total assets .........................................         33,442
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable.............................................    $   163,907
   Accrued expenses ............................................         13,495
                                                                    -----------
      Total current liabilities.................................        177,402
                                                                    -----------

STOCKHOLDERS' DEFICIT:

   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding...........................             --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding..         54,001
   Additional paid-in capital...................................      8,317,910
   Accumulated other comprehensive income.......................         21,000
   Accumulated deficit..........................................     (7,717,575)
                                                                    -----------
                                                                        675,336

   Treasury stock, 417,417 shares at cost.......................       (819,296)
                                                                    -----------

Total stockholders' deficit.....................................       (143,960)
                                                                    -----------
          Total liabilities and stockholders' deficit...........    $    33,442
                                                                    ===========

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,

                                                 2005             2004
                                               Unaudited       Unaudited

Revenues                                         $       --      $       --
Other income                                          6,602
General and administrative expenses                  (9,712)         14,000
                                           ----------------- ---------------
Net income (loss)                                $   (3,110)     $   14,000
                                           ================= ===============

Net income (loss) per common share-
     basic and diluted                           $   (0.001)     $    0.003
                                           ================= ===============

Weighted average common shares
     outstanding - basic and diluted              4,982,699       4,982,699
                                           ================= ===============

Comprehensive income (loss):
Net income (loss)                                $   (3,110)     $   14,000
Other comprehensive income (loss) -
      Unrealized gain (loss) on
      available-for-sale security                   (13,770)          7,700
      Reclassification adjustment for
      gain included in net loss                      (6,570)
                                           ----------------- ---------------
Comprehensive income (loss)                      $  (23,450)     $   21,700
                                           ================= ===============


   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      THREE MONTHS ENDED
                                                          MARCH 31,

                                                     2005            2004
                                                   Unaudited      Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $   (3,110)     $   14,000
Adjustments to reconcile net income (loss)
     to net cash used in operating
     activities:
Realized gain on sale of available-for-sale
     security                                         (6,570)
Changes in operating assets and liabilities:
     Accounts payable                                 (3,264)          6,175
     Accrued expenses                                 (3,500)        (32,021)
                                                 -------------   -------------
Net cash used in operating activities                (16,444)        (11,846)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES,
  gross proceeds from sale of
  available-for-sale security                         10,020
                                                 -------------   -------------
Net decrease in cash                                  (6,424)        (11,846)

CASH, beginning of period                              7,366          16,593
                                                 -------------   -------------
CASH, end of period                               $      942      $    4,747
                                                 =============   =============


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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at March 31, 2005, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and a stockholders' deficit of approximately $144,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 30, 2004, the Company signed a non-binding letter of intent with SunriseUSA, Inc. ("Sunrise"), whereby Sunrise will merge with the Company. Sunrise is a privately-held holding company that was founded with the objective of capitalizing on emerging opportunities within rural USA cable markets. Ultimately, Sunrise would look to provide bundled telecommunication and cable services that will represent a convenient alternative to single product offerings of competing vendors. Effective July 23, 2004, the Company signed a definitive Merger Agreement with Sunrise and K2 Acquisition Corporation ("Acquisition"), a Delaware Corporation. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition would consummate a merger wherein the shareholders of Sunrise would exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of K2, Acquisition would merge with and into Sunrise, and Sunrise would become a wholly-owned subsidiary of K2. Post Merger, the current shareholders of the Registrant would own a minimum of 2.5% of the surviving entity, which percentage would be adjusted upward to 3.5% of the surviving entity since new equity funding was not received by December 31, 2004 (a provision of the definitive merger agreement).

On December 31, 2004, the Company notified Sunrise that in light of the delays in its consummating the proposed merger, it had decided to terminate the Merger Agreement dated July 23, 2004 between the Company, Sunrise and K2 Acquisition Corporation, effective December 31, 2004. Thereafter the parties continued to discuss the terms of an extension of the Merger Agreement but the Company has advised Sunrise that it is now exploring other options to enhance shareholder value. These options may include a merger or similar transaction with another entity, consummation of a merger with Sunrise pursuant to a new merger agreement or amendment to the terminated agreement, or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2005 and the financial results for the three months ended March 31, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2004, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three months ended March 31, 2005 and 2004 were the same.

STOCK-BASED COMPENSATION (AND NEW ACCOUNTING PRONOUNCEMENT)

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No.148 "Accounting for Stock-based Compensation Transaction and Disclosure". During the three month periods ended March 31, 2005 and 2004, the Company did not grant options pursuant to its stock option plans.

In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25 ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter 2006. The adoption of this statement is not expected to have a material impact on the Company's results of operations since it has not issued any options in the last few years nor does it expect to issue options in the near term.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2005 and 2004, the Company, operating as a "shell," incurred net income (loss) of approximately, $(3,100) and $14,000, respectively. The Company's 2005 net loss consists primarily of accounting, legal and other expenses related to maintaining the "shell" corporation offset partially by a gain on the sale of a portion of its available-for-sale security. The Company's 2004 net income is the result of (i) the Company reversing certain liabilities relating to professional fees that Sunrise agreed to pay, and paid, on behalf of the Company in 2004 and, (ii) diminutive general and administrative expenses as a result of Sunrise paying a majority of the Company's ongoing public company expenses.

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

In January 2004, the Company signed a non-binding letter of intent (the "Merger Agreement") with SunriseUSA, Inc. ("Sunrise"), a Delaware Corporation, whereby Sunrise would merge with the Company. Sunrise is a privately-held holding company that was founded with the objective of capitalizing on emerging opportunities within rural U.S. cable markets. Ultimately, Sunrise would look to provide bundled telecommunication and cable services that will represent a convenient alternative to the single product offerings of some competing vendors.

Effective July 23, 2004 the Company signed a definitive Merger Agreement with Sunrise and K2 Acquisition Corporation ("Acquisition"), a Delaware Corporation. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition would consummate a merger wherein the shareholders of Sunrise would exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of K2, Acquisition would merge with and into Sunrise, and Sunrise would become a wholly-owned subsidiary of K2. Post Merger, the current shareholders of the Registrant would own a minimum of 2.5% of the surviving entity, which percentage would be adjusted upward to 3.5% of the surviving entity since new equity funding was not received by December 31, 2004 (a provision of the definitive merger agreement).

On December 31, 2004, the Company notified Sunrise that in light of the delays in its consummating the proposed merger, it had decided to terminate the Merger Agreement dated July 23, 2004 between the Company, Sunrise and K2 Acquisition Corporation, effective December 31, 2004. Thereafter the parties continued to discuss the terms of an extension of the Merger Agreement but the Company has advised Sunrise that it is now exploring other options to enhance shareholder value. These options may include a merger or similar transaction with another entity, consummation of a merger with Sunrise pursuant to a new merger agreement or amendment to the terminated agreement, or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

The Company's cash balance of $942 at March 31, 2005, decreased by $6,424 or approximately 87% compared to the $7,366 cash balance at December 31, 2004. This decrease is primarily due to the Company paying its obligations offset by a cash infusion of approximately $10,000 related to proceeds received in connection with the Company's sale of 24/7 Real Media, Inc. common stock (available-for-sale security).

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

FOR ALMOST FOUR YEARS, THE COMPANY HAS BEEN A "SHELL" COMPANY WITH NO OPERATIONAL REVENUES AND CONTINUING GENERAL AND ADMINISTRATIVE EXPENSES.

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

DATE:    MAY 20, 2005

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

Date:    May 20, 2005

                               By: /s/ Gary Brown
                                   -------------------------
                                   Gary Brown
                                   President
                                   (Principal Financial and
                                   Accounting Officer)