Form 10QSB
period 2005-06-30
K2 DIGITAL INC
filed 2005-08-22
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                           COMMISSION FILE NO. 1-11873

                                K2 DIGITAL, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                    13-3886065
 ------------------------------         ---------------------------------------
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

Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                                 Outstanding at July 31, 2005
--------------------------------------             ----------------------------
Common stock, par value $.01 per share  ..................    4,982,699


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed consolidated balance sheet - June 30, 2005  (unaudited)......................  2

         Condensed consolidated statements of operations and comprehensive income (loss) - three and six months ended June 30, 2005
                (unaudited) and June 30, 2004 (unaudited).......................................  3

         Condensed consolidated statements of cash flows - six months ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)...................  4

         Notes to condensed consolidated financial statements...................................  5



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  7

ITEM 3. CONTROLS AND PROCEDURES.................................................................  9

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................ 10


SIGNATURES ..................................................................................... 11

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

Cash .................................................................   $     1,663
Investment in security available-for-sale ............................        32,720
                                                                         -----------
      Total current assets ...........................................   $    34,383
                                                                         ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable ..................................................   $   173,930
   Accrued expenses ..................................................        15,000
                                                                         -----------

      Total current liabilities ......................................       188,930
                                                                         -----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding ................................            --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding .......        54,001
   Additional paid-in capital ........................................     8,317,910
   Accumulated other comprehensive income ............................        23,520
   Accumulated deficit ...............................................    (7,730,682)
                                                                         -----------

                                                                             664,749

   Less:  Treasury stock, 417,417 shares, at cost ....................      (819,296)
                                                                         -----------
Total stockholders' deficit ..........................................      (154,547)

                                                                         -----------
         Total liabilities and stockholders' deficit .................   $    34,383
                                                                         ===========


   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30                         JUNE 30


                                                                      2005            2004            2005             2004
                                                                    Unaudited       Unaudited       Unaudited       Unaudited
                                                                  -------------------------------------------------------------

Revenues                                                          $        --      $        --      $       --      $        --
Other income                                                            3,503                           10,105
General and administrative expenses                                    16,610              335          26,322          (13,665)
                                                                  -------------------------------------------------------------
Net income (loss)                                                 $   (13,107)     $      (335)     $  (16,217)     $    13,665

                                                                  =============================================================


Net income (loss) per common share-
     basic and diluted                                            $    (0.003)     $   (0.0001)     $   (0.003)     $     0.003
                                                                  =============================================================

Weighted average common shares outstanding -
     basic and diluted                                              4,982,699        4,982,699       4,982,699        4,982,699
                                                                  =============================================================

Comprehensive loss:

Net income (loss)                                                 $   (13,107)     $      (335)     $  (16,217)     $    13,665
                                                                  -------------------------------------------------------------
Other comprehensive loss,

Unrealized gain (loss) on available-for-sale security:

    Unrealized holding gain (loss) arising during the period            6,000          (22,960)         (7,770)         (15,260)
    Reclassification adjustment for gain included
          in net income (loss)                                         (3,480)                         (10,050)
                                                                  -------------------------------------------------------------
                                                                        2,520          (22,960)        (17,820)         (15,260)

                                                                  -------------------------------------------------------------
Comprehensive loss                                                $   (10,587)     $   (23,295)     $  (34,037)     $    (1,595)
                                                                  =============================================================


   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,

                                                                                       2005            2004
                                                                                    Unaudited        Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $  (16,217)       $   13,665
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on sale of available-for-sale security                                  (10,050)
Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                                               4,764           (25,805)
                                                                                   ----------------------------
Net cash used in operating activities                                                 (21,503)          (12,140)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES,
  gross proceeds from sale of available-for-sale security                              15,800
                                                                                   ----------------------------
Net decrease in cash                                                                   (5,703)          (12,140)

CASH, beginning of period                                                               7,366            16,593
                                                                                   ----------------------------

CASH, end of period                                                                $    1,663        $    4,453
                                                                                   ============================


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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at June 30, 2005, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $155,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 30, 2004, the Company signed a non-binding letter of intent with SunriseUSA, Inc. ("Sunrise"), whereby Sunrise will merge with the Company (the "Merger"). Sunrise is a privately-held holding company that was founded with the objective of capitalizing on emerging opportunities within rural USA cable markets. Ultimately, Sunrise will provide bundled telecommunication and cable services that will represent a convenient alternative to single product offerings of competing vendors. Effective July 23, 2004, the Company signed a definitive Merger Agreement with Sunrise and K2 Acquisition Corporation ("Acquisition"), a Delaware Corporation. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition will consummate a merger wherein the shareholders of Sunrise will exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of K2, Acquisition will merge with and into Sunrise, and Sunrise will become a wholly-owned subsidiary of K2. Post Merger, the current shareholders of the Registrant will own a minimum of 2.5% of the surviving entity, which percentage may be adjusted upward to 3.5% of the surviving entity if a minimum new equity funding has not been received by December 31, 2004 (a provision of the definitive merger agreement).

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

AGREEMENT AND PLAN OF MERGER

On June 27, 2005, the Registrant signed a letter of intent with Alternative Construction Company, Inc. ("ACC") a Florida corporation, whereby ACC will acquire approximately 1,320,000 shares of K2 common stock or preferred shares convertible into common stock at a purchase price of $150,000. K2, its wholly-owned subsidiary K2 Acquisition Corp. ("Merger Sub") and ACC intend to enter into a merger agreement whereby Merger Sub will merge with and into ACC. In connection with the merger, the shareholders of ACC will acquire a controlling interest in K2. ACC's designees will be appointed as directors of K2 and the Board and shareholders will approve a reverse split of K2 shares such that the current shareholders of K2 will own a minimum of $500,000 in value of K2 shares.

ACC is a leader in the production of patented, galvanized-steel interlocking structural insulated panels that are used in both the residential and commercial construction industry. ACC's panel systems are used as an alternative to conventional materials such as lumber and bricks and are at the forefront of "green" building technology. ACC also manufactures patented in-house safe rooms used for the protection of loved ones and valuables in the event of weather disasters or home intrusions. ACC contends its' panels are superior to frame and block construction materials due to: superior strength and load characteristics, superior wind ratings, superior R-factor and insulation labor costs, reduced construction labor costs, speed and ease of construction and, additionally, its' resistance capabilities to fire, moisture, mold and insects.

Following completion of the purchase and sale of shares, the parties anticipate closing the transaction during K2's third fiscal quarter. The transaction is subject to the normal conditions for closing.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2005 and the financial results for the three and six months ended June 30, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2004, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and six months ended June 30, 2005 and 2004 were the same.

STOCK-BASED COMPENSATION (AND NEW ACCOUNTING PRONOUNCEMENTS)

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No.148 "Accounting for Stock-based Compensation Transaction and Disclosure". During the three and six month periods ended June 30, 2005 and 2004, the Company did not grant options pursuant to its stock option plans.

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

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2005 and 2004, the Company, operating as a "shell," incurred net income (loss) of approximately $(13,100) and $(16,200), respectively, in 2005 and $(335) and $13,665, respectively, in 2004. The Company's net income for the six months ended June 30, 2004 is the result of (i) the Company reversing certain 2004 accrued liabilities relating to professional fees that Sunrise agreed to pay, and paid, on behalf of the Company, (ii) diminutive general and administrative expenses as a result of Sunrise paying a majority of the Company's ongoing public company expenses and
(iii) a gain on the sale of a portion of its available-for-sale security. The Company's net loss for the six months ended June 30, 2005 consists primarily of accounting, legal and other expenses related to maintaining the "shell" corporation offset partially by a gain on the sale of a portion of its available-for-sale security.

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

Effective July 29, 2004 the Company signed a definitive Merger Agreement with Sunrise and K2 Acquisition Corporation ("Acquisition"), a Delaware Corporation. Pursuant to the Merger Agreement, the Company, Sunrise and Acquisition will consummate a merger wherein the shareholders of Sunrise will exchange all of the issued and outstanding common stock of Sunrise for newly issued shares of common and preferred stock of K2, Acquisition will merge with and into Sunrise, and Sunrise will become a wholly-owned subsidiary of K2. Post Merger, the current shareholders of the Registrant will own a minimum of 2.5% of the surviving entity, which percentage may be adjusted upward to 3.5% of the surviving entity if a minimum new equity funding has not been received by December 31, 2004 (a provision of the definitive merger agreement).

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

The Company's cash balance of $1,663 at June 30, 2005, decreased by $5,703 or approximately 77% compared to the $7,366 cash balance at December 31, 2004. This decrease is primarily due to the Company paying down its obligations offset by net proceeds from sale of investment securities. During the six months ending June 30, 2004, the Company received $11,000 from Sunrise for the Company's operating expenses. In addition, the Company sold 1,000 shares, at 3.78 per share, of 24/7 Real Media, Inc. common stock (available-for-sale security). In the quarter ending March 31, 2005, the Company sold an additional 3,000 shares at $3.34 per share. In the quarter ending June 30, 2005, the Company sold an additional 2,000 shares at $2.89 per share.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

FOR APPROXIMATELY FOUR YEARS, THE COMPANY HAS BEEN A "SHELL" COMPANY WITH NO OPERATIONAL REVENUES AND CONTINUING GENERAL AND ADMINISTRATIVE EXPENSES.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

                  3.2(b)   Amendment to By-laws of the Company*

                  3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

                  4.1      Common Stock Certificate*

                  4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

                  31.1     Certification pursuant to Section 302 of
                           Sarbanes-Oxley Act

                  32.1     Certification pursuant to Section 906 of
                           Sarbanes-Oxley Act

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

DATE:    AUGUST 22, 2005

                                       BY: /s/ GARY BROWN
                                           -----------------------------
                                           GARY BROWN
                                           PRESIDENT
                                           (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)