Form 10QSB
period 2005-09-30
K2 DIGITAL INC
filed 2005-11-14
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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


                               c/o Thomas G. Amon
                          500 Fifth Avenue, Suite 1650
                               New York, NY 10110
                               ------------------
                    (Address of Principal Executive Offices)

                                 (212) 810-2430
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (Pursuant to rule 33-8587)

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




                 Class                           Outstanding at October 31, 2005
--------------------------------------           -------------------------------
Common stock, par value $.01 per share .................... 4,982,699


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

    Condensed consolidated balance sheet - September 30, 2005 (unaudited)..... 2

    Condensed consolidated statements of operations and comprehensive income (loss) - three and nine months ended September 30, 2005
        (unaudited) and September 30, 2004 (unaudited)........................ 3

    Condensed consolidated statements of cash flows - nine months ended September 30, 2005 (unaudited) and
        September 30, 2004 (unaudited)........................................ 4

    Notes to condensed consolidated financial statements...................... 5



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS............................................. 7

ITEM 3. CONTROLS AND PROCEDURES............................................... 9

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................10


SIGNATURES .................................................................. 10

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

Cash................................................................ $    3,273
Investment in security available-for-sale...........................     28,160
                                                                     ----------
      Total current assets.......................................... $   31,433
                                                                     ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable................................................. $  184,518
   Accrued expenses ................................................     13,000
                                                                     ----------

      Total current liabilities..................................... $  197,518
                                                                     ==========
STOCKHOLDERS' DEFICIT:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
      0 shares issued and outstanding...............................         --
   Common Stock, $0.01 par value, 25,000,000 shares authorized;
      5,400,116 shares issued and 4,982,699 shares outstanding......     54,001
   Additional paid-in capital.......................................  8,317,910
   Accumulated other comprehensive income...........................     23,560
   Accumulated deficit.............................................. (7,742,260)
                                                                     ----------
                                                                        653,211

   Less: Treasury stock, 417,417 shares, at cost....................   (819,296)
                                                                     ----------

Total stockholders' deficit.........................................   (166,085)
                                                                     ----------
         Total liabilities and stockholders' deficit................ $   31,433
                                                                     ==========



   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30                      SEPTEMBER 30

                                                                    2005             2004             2005             2004
                                                                  Unaudited        Unaudited       Unaudited        Unaudited
Revenues                                                           $        --       $       --      $       --        $       --
Other income                                                            17,836            2,641          27,941             2,641
General and administrative expenses                                     29,414                           55,736           (13,665)
                                                               --------------------------------------------------------------------
Net income (loss)                                                  $   (11,578)      $    2,641      $  (27,795)       $   16,306
                                                               ====================================================================


Net income (loss) per common share-
  basic and diluted                                                $    (0.002)      $    0.001      $   (0.006)       $    0.003
                                                               ====================================================================

Weighted average common shares outstanding -
  basic and diluted                                                  4,982,699        4,982,699       4,982,699         4,982,699
                                                               ====================================================================

Comprehensive loss:
Net income (loss)                                                  $   (11,578)      $    2,641      $  (27,795)       $   16,306
                                                               --------------------------------------------------------------------
Other comprehensive loss,
Unrealized gain (loss) on available-for-sale security:
  Unrealized holding gain (loss) arising during the period               4,600          (24,970)         10,350           (40,230)
  Reclassification adjustment for gain included
    in net income (loss)                                               (17,800)          (2,630)        (27,850)           (2,630)
                                                               --------------------------------------------------------------------
                                                                       (13,200)         (27,600)        (17,500)          (42,860)
                                                               --------------------------------------------------------------------
Comprehensive loss                                                 $   (24,778)      $  (24,959)     $  (45,295)       $  (26,554)
                                                               ====================================================================





   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,

                                                                                     2005                2004
                                                                                  Unaudited           Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $ (27,795)           $  16,306
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on sale of available-for-sale security                                (27,850)              (2,630)
Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                                            13,352              (21,209)

                                                                                 ----------------------------------
Net cash used in operating activities                                               (42,293)              (7,533)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES,
  gross proceeds from sale of available-for-sale security                            38,200                3,780

                                                                                 ----------------------------------
Net decrease in cash                                                                 (4,093)              (3,753)


CASH, beginning of period                                                             7,366               16,593
                                                                                 ----------------------------------

CASH, end of period                                                               $   3,273            $  12,840
                                                                                 ==================================



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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at September 30, 2005, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $166,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On October 1, 2005, the Company and ACC terminated their previously announced Letter Agreement dated June 27, 2005. The Company is currently considering other options, which may include a merger or similar transaction with another entity or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2005 and the financial results for the three and nine months ended September 30, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2004, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and nine months ended September 30, 2005 and 2004 were the same.

STOCK-BASED COMPENSATION

The Company complies with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No.148 "Accounting for Stock-based Compensation Transaction and Disclosure". During the three and nine month periods ended September 30, 2005 and 2004, the Company did not grant options pursuant to its stock option plans.

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

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2005 and 2004, the Company, operating as a "shell," incurred net income (loss) of approximately $(11,600) and $(27,800), respectively, in 2005 and $2,600 and $16,300, respectively, in 2004. The Company's net income for the nine months ended September 30, 2005 consists primarily of accounting, legal and other expenses related to maintaining the "shell" corporation ("ongoing costs") offset partially by a gain on the sale of a portion of its available-for-sale security. The Company's net income for the three and nine months ended September 30, 2004 consists of (i) ongoing costs offset by payments made by merger candidate, Sunrise and (ii) a small gain on the sale of a portion of an available-for-sale security.

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

On December 31, 2004, the Company notified Sunrise that in light of the delays in its consummating the proposed merger, it had decided to terminate the Merger Agreement dated July 23, 2004 between the Company, Sunrise and K2 Acquisition Corporation, effective December 31, 2004. Thereafter the parties continued to discuss the terms of an extension of the Merger Agreement but the Company has advised Sunrise that it is now exploring other options to enhance shareholder value or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

On June 27, 2005, the Registrant signed a letter of intent with Alternative Construction Company, Inc. ("ACC"), a Florida corporation, whereby ACC will acquire approximately 1,320,000 shares of K2 common stock or preferred shares convertible into common stock at a purchase price of $150,000. K2, its wholly-owned subsidiary K2 Acquisition Corp. ("Merger Sub") and ACC intend to enter into a merger agreement whereby Merger Sub will merge with and into ACC. In connection with the merger, the shareholders of ACC will acquire a controlling interest in K2. ACC's designees will be appointed as directors of K2 and the Board and shareholders will approve a reverse split of K2 shares such that the current shareholders of K2 will own a minimum of $500,000 in value of K2 shares.

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

On October 1, 2005, the Company and ACC terminated their previously announced Letter Agreement dated June 27, 2005. The Company is currently considering other options, which may include a merger or similar transaction with another entity or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.


The Company's cash balance of $3,273 at September 30, 2005, decreased by $4,093 or approximately 56% compared to the $7,366 cash balance at December 31, 2004. This decrease is primarily due to the Company paying down its obligations offset by net proceeds from sale of investment securities. During the nine months ending September 30, 2004, the Company received $14,000 from Sunrise for the Company's operating expenses. In addition, the Company sold 1,000 shares, at $3.78 per share, of 24/7 Real Media, Inc. common stock (available-for-sale security). In the quarter ending March 31, 2005, the Company sold an additional 3,000 shares of 24/7 at $3.34 per share. In the quarter ending June 30, 2005, the Company sold an additional 2,000 shares of 24/7 at $2.89 per share. In the quarter ending September 30, 2005 the Company sold an additional 4,000 of 24/7 shares at $5.60 per share.
                                        7

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

FOR THE PAST FOUR YEARS, THE COMPANY HAS BEEN A "SHELL" COMPANY WITH NO OPERATIONAL REVENUES AND CONTINUING GENERAL AND ADMINISTRATIVE EXPENSES.

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

THE TRANSACTIONS CONTEMPLATED MAY NEVER BE CONSUMMATED.

To date, the Company has been unsuccessful in finding a suitable merger partner. The Company's remaining assets may not be sufficient to meet its ongoing costs of remaining a shell company and paying its liabilities. The Company's Board of Directors is considering other options, which may include a merger or similar transaction with another entity, or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

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

                  3.2(b)   Amendment to By-laws of the Company*

                  3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

                  4.1      Common Stock Certificate*

                  4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

                  31.1     Sarbanes-Oxley Act section 302 Certification.

                  32.1     Sarbanes-Oxley Act Section 906 Certification


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




DATE:    NOVEMBER 14, 2005

                                         BY: /s/ GARY BROWN
                                             -----------------------------
                                             Gary Brown
                                             President
                                             (Principal Financial and
                                             Accounting Officer)