Form 10KSB
period 2005-12-31
K2 DIGITAL INC
filed 2006-03-27
CIK 1009624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (Pursuant to rule 33-8587) Yes X No

State issuer's revenues for its most recent fiscal year:

$0

As of February 28, 2006, there were 4,982,699 shares (not including treasury shares) of the Company's common stock outstanding. Based on the closing sales price of the Company's common stock on February 28, 2006 of $0.10 per share, the approximate aggregate market value of the Company's common stock held by non-affiliates was approximately $315,000.

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

The Company's offices are located in c/o Thomas G. Amon, 500 Fifth Avenue, Suite 1650, New York, New York 10110 and its telephone number is (212) 810-2430.

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

Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets, collecting accounts receivable and paying creditors. The Company does not have any ongoing business operations or any remaining revenue sources. Accordingly, the Company's remaining operations will be limited to either a business combination with an existing business (such as one described below) or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company.

AGREEMENT AND PLAN OF MERGER

On December 22, 2005, the Company signed a letter of intent with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR will acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement with the Company.

On January 24, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares to NPOWR at a purchase of $165,000. K2, its wholly-owned subsidiary, K2 Acquisition Corp. ("Merger Sub") and NPOWR intend to enter into a merger agreement whereby Merger Sub will merge with and into NPOWR. In connection with the merger, the shareholders of NPOWR will acquire a controlling interest in K2. NPOWR's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 3 reverse split of K2 shares such that the current shareholders of K2 own approximately 2.16 million post merger shares representing 5% of the post merger shares issued and outstanding. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.11 per share to its officers and directors. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

Incorporated in California in July 2001, NPOWR will compete in the sector addressing next generation technology that fulfills the long-awaited promise of a convergence between television and the Internet. As progressive websites increasingly focus on integrating rich media into otherwise dry presentations, NPOWR believes that its proprietary technology is generating wide-ranging interest. NPOWR's pilot initiative, stimTV(TM), will utilize its technologies in addressing the dramatically growing markets for interactive television and video-on-demand.

NPOWR's mission is to create practical technology and programming solutions for the dynamic interactive television and video-on-demand marketplace. NPOWR expects its technology and related media products to establish it as a media industry leader in the delivery of personalized television programming. NPOWR's management believes that its technology, which facilitates the customization of programming from a database of stored media assets, will allow significant improvements and innovations to be brought to the growing market for interactive television and video-on-demand, as well as for on-line broadband media delivery to homes and businesses for entertainment, distance-learning, training and marketing.

There can be no assurance that the merger transaction will be consummated. If not, the Company will consider other options, which may include a merger or similar transaction with another entity or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

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

EMPLOYEES

As a result of the transaction entered into with IIS in August 2001 and the fact that the Company has effectively ceased operations, at December 31, 2005, the Company had only one employee, Gary W. Brown, the Company's current President, Chief Financial Officer and Secretary. Since August 2001, Mr. Brown's employment with the Company has been limited to structuring and negotiating merger transactions, as well as liquidating assets, collecting accounts receivable and paying creditors. Since December 31, 2001, Mr. Brown has received no salary, compensation or benefits. Prior to the closing of the NPOWR merger, it is expected that Mr. Brown will be issued additional options to purchase shares of the Company's common stock.

ITEM 2. DESCRIPTION OF PROPERTY

NONE

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings as of the date hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was delisted from the Nasdaq SmallCap Market ("NASDAQ") effective August 15, 2001 and currently trades in the over-the-counter market under the symbol "KTWO.OB." Prior to its delisting, the Company's common stock was traded on NASDAQ under the symbol "KTWO." The following table sets forth, for the periods indicated, the range of high and low price quotes of the Company's common stock as reported by the over-the-counter bulletin board (for periods subsequent to the delisting) and NASDAQ (for periods prior to the delisting) from the quarter ended March 31, 2004 through December 31, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

              Fiscal Quarter Ended           High              Low
              --------------------           ----              ---

              March 31, 2004                 $0.09             $0.03

              June 30, 2004                  $0.06             $0.03

              September 30, 2004             $0.07             $0.02

              December 31, 2004              $0.05             $0.02

              March 31, 2005                 $0.08             $0.03

              June 30, 2005                  $0.12             $0.04

              September 30, 2005             $0.12             $0.05

              December 31, 2005              $0.10             $0.05



The approximate number of record holders of the Company's common stock at December 31, 2005 was 27, not including beneficial owners whose shares are held by banks, brokers and other nominees.

There were no repurchases by the Company of its common stock on the open market or from any of its stockholders in fiscal year 2005 or 2004. At December 31, 2005, the Company held a total of 417,417 shares of treasury stock at a cost of $819,296.

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

SUMMARY OF RESULTS

Following is a summary of the Company's operations for the years ended December 31, 2005 and 2004:

                                           2005             2004
                                           ----             ----

Other income                             $ 39,422          $2,641
General and administrative expenses       (60,186)         (4,186)
                                         ------------------------

Net loss                                 $(20,764)        $(1,545)

In 2005 and 2004, other income primarily represents gain from the sale of 24/7 Real Media, Inc. common stock. During the year ended December 31, 2005, the Company sold 11,000 shares of 24/7 stock for aggregate proceeds of approximately $52,000, recognizing a realized gain of approximately $39,000. During the year ended December 31, 2004, the Company sold 1,000 shares of 24/7 stock for aggregate proceeds of approximately $4,000, recognizing a realized gain of approximately $3,000. General and administrative expenses primarily represent ongoing legal and accounting costs and other public company expenses. The increase in general and administrative expenses is attributable to increased activities in connection with potential merger candidates. Further, in 2004 only, general and administrative expenses were reduced by amounts paid by potential merger candidates.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Subsequent to the sale of assets to IIS, the Company effectively ceased operations and has been in the process of liquidating assets and paying creditors. The Company does not have any ongoing business operations or revenue sources beyond those assets not purchased by IIS. Accordingly, the Company's remaining operations will be limited to either a business combination with an existing business or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company. The proceeds from the sale of assets plus the additional contingent payments from IIS, together with assets not sold to IIS may not be sufficient to repay substantially all of the liabilities of the Company. These, among other matters, raise substantial doubt about the Company's ability to continue as a going concern.

The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business.

On December 22, 2005, the Company signed a letter of intent with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR will acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement with the Company.

The Company's cash balance of $1,360 at December 31, 2005, decreased by $6,006 or 82% compared to the $7,366 cash balance at December 31, 2004. This decrease was primarily due to proceeds from the sale of 24/7 Real Media, Inc. common stock offset by ongoing costs of operating as a public shell company.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

THE COMPANY HAS EFFECTIVELY DISCONTINUED ITS OPERATIONS.

In August 2001, the Company sold certain fixed and intangible assets essential to its business operations and entered into a purchase agreement containing provisions restricting the Company's ability to continue to engage in the business engaged in by the Company prior to the transaction. Accordingly, the Company's remaining operations have been limited to liquidating assets, paying creditors, and negotiating and structuring the transactions contemplated by the Merger Agreement or the winding up of the Company's remaining business and operations, subject, in either case, to the approval of the stockholders of the Company.

AGREEMENT AND PLAN OF MERGER

On December 22, 2005, the Company signed a letter of intent with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR will acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement with the Company.

On January 24, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares to NPOWR at a purchase of $165,000. K2, its wholly-owned subsidiary, K2 Acquisition Corp. ("Merger Sub") and NPOWR intend to enter into a merger agreement whereby Merger Sub will merge with and into NPOWR. In connection with the merger, the shareholders of NPOWR will acquire a controlling interest in K2. NPOWR's designees will be appointed as directors of K2 and the Board and shareholders will approve a 3 x 1 reverse split of K2 shares such that the current shareholders of K2 own approximately 2.16 million post merger shares representing 5% of the post merger shares issued and outstanding. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.11 per share to its officers and directors. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

Incorporated in California in July 2001, NPOWR will compete in the sector addressing next generation technology that fulfills the long-awaited promise of a convergence between television and the Internet. As progressive websites increasingly focus on integrating rich media into otherwise dry presentations, NPOWR believes that its proprietary technology is generating wide-ranging interest. NPOWR's pilot initiative, stimTV(TM), will utilize its technologies in addressing the dramatically growing markets for interactive television and video-on-demand.

NPOWR's mission is to create practical technology and programming solutions for the dynamic interactive television and video-on-demand marketplace. NPOWR expects its technology and related media products to establish it as a media industry leader in the delivery of personalized television programming. NPOWR's management believes that its technology, which facilitates the customization of programming from a database of stored media assets, will allow significant improvements and innovations to be brought to the growing market for interactive television and video-on-demand, as well as for on-line broadband media delivery to homes and businesses for entertainment, distance-learning, training, and marketing.

There can be no assurance that the merger transaction described above will be consummated. If not, the Company will consider other options, which may include a merger or similar transaction with another entity or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

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

FOR THE PAST FOUR YEARS, THE COMPANY HAS BEEN A "SHELL" COMPANY WITH NO OPERATIONAL REVENUES AND CONTINUING GENERAL AND ADMINISTRATIVE EXPENSES

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

THE TRANSACTIONS CONTEMPLATED MAY NEVER BE CONSUMMATED

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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         K2 DIGITAL, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Financial Statements

   Consolidated Balance Sheet                                           F-2
   December 31, 2005

   Consolidated Statements of Operations and Comprehensive  Loss        F-3
   For the Years Ended December 31, 2005 and 2004

   Consolidated Statements of Stockholders' Deficit                     F-4
   For the Years Ended December 31, 2005 and 2004

   Consolidated Statements of Cash Flows                                F-5
   For the Years Ended December 31, 2005 and 2004

   Notes to Consolidated Financial Statements                           F-6 - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF K2 DIGITAL, INC.

We have audited the accompanying consolidated balance sheet of K2 Digital, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K2 Digital, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during 2001, the Company sold fixed and intangible assets essential to its business operation and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2005, the Company had significant cumulative losses, a diminutive cash balance and working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ ROTHSTEIN, KASS & COMPANY, P.C.

ROSELAND, NEW JERSEY
FEBRUARY 28, 2006

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                         ASSETS
CURRENT ASSETS:
    Cash                                                                  $     1,360
    Investment in available-for-sale security                                  14,680
                                                                          -----------
       Total current  assets                                              $    16,040
                                                                          ===========



                             LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                      $   177,274
    Other accrued expenses                                                      9,000
                                                                          -----------
       Total current liabilities                                              186,274
                                                                          -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
    Preferred Stock, $0.01 par value, authorized 1,000,000 shares;
       issued and outstanding, none
    Common Stock, $0.01 par value, authorized 24,000,000 shares;
       issued 5,400,116 shares, outstanding 4,982,699 shares                   54,001
    Additional paid-in-capital                                              8,317,910
    Accumulated other comprehensive income                                     12,380
    Accumulated deficit                                                    (7,735,229)
                                                                          -----------
                                                                              649,062

Less: Treasury stock, 417,417 shares at cost                                 (819,296)
                                                                          -----------
Total stockholders'  deficit                                                 (170,234)
                                                                          -----------
Total liabilities and stockholders' deficit                               $    16,040
                                                                          ===========



        See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                 2005              2004

Revenues                                                      $      --         $      --
Other income                                                       39,422             2,641
General and administrative expenses                               (60,186)           (4,186)
                                                              -----------------------------
Net loss                                                      $   (20,764)      $    (1,545)
                                                              =============================
Comprehensive loss:

Net loss                                                      $   (20,764)      $    (1,545)
Other comprehensive income (loss) -
  Available-for-sale security:
  Unrealized holding gain (loss) arising during year               10,350           (33,730)
  Reclassification adjustment for gain included in net loss       (39,310)           (2,630)
                                                              -----------------------------
                                                                  (28,960)          (36,360)
                                                              -----------------------------

Comprehensive loss                                            $   (49,724)      $   (37,905)
                                                              =============================
Net loss per common share-
  basic and diluted                                           $    (0.004)      $    (0.000)
                                                              -----------------------------
Weighted average common shares outstanding -
  basic and diluted                                             4,982,699         4,982,699
                                                              -----------------------------


       See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                            ADDITIONAL         OTHER                                     TOTAL
                                    COMMON STOCK              PAID-IN     COMPREHENSIVE  ACCUMULATED     TREASURY     STOCKHOLDERS'
                                 SHARES      AMOUNT            CAPITAL        INCOME      DEFICIT          STOCK         DEFICIT
                                 ------      ------            -------        ------      -------          -----         -------
Balances, January 1, 2004       5,400,116        $54,001     $8,317,910       $77,700   $(7,712,920)     $(819,296)      $(82,605)

Other comprehensive loss,
  net of reclassification
  adjustment                                                                  (36,360)                                    (36,360)

Net loss                                                                                     (1,545)                       (1,545)
                             ----------------------------------------------------------------------------------------------------
Balances, December 31, 2004     5,400,116         54,001      8,317,910        41,340    (7,714,465)      (819,296)      (120,510)

Other comprehensive loss,
  net of reclassification
  adjustment                                                                  (28,960)                                    (28,960)

Net loss                                                                                    (20,764)                      (20,764)

                             ----------------------------------------------------------------------------------------------------

Balances, December 31, 2005     5,400,116        $54,001     $8,317,910       $12,380   $(7,735,229)     $(819,296)     $(170,234)
                             ====================================================================================================





See accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                       2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(20,764)       $(1,545)
Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on sales of available-for-sale security                      (39,310)        (2,630)
    Increase (decrease) in cash attributable to changes in
    operating assets and liabilities:
    Accounts payable                                                   10,103         19,173
    Other accrued expenses                                             (7,995)       (28,005)
                                                                     -----------------------
Net cash used in operating activities                                 (57,966)       (13,007)
                                                                     -----------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES,
    proceeds from sales of available-for-sale security                 51,960          3,780
                                                                     -----------------------


Net decrease in cash                                                   (6,006)        (9,227)

CASH, beginning of year                                                 7,366         16,593
                                                                     -----------------------
CASH, end of year                                                      $1,360         $7,366
                                                                     =======================






See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Prior business and going concern consideration

Through August 2001, K2 Digital, Inc. (together with its wholly-owned subsidiary, the "Company" or "K2") was a strategic digital services company that provided consulting and development services including analysis, planning, systems design and implementation. In August 2001, the Company completed the sale of fixed and intangible assets essential to its business operations to an unrelated party and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Thereafter, as a "shell" company, K2 has been seeking a strategic business combination. Despite attempts with three candidates, the Company has yet to effectuate a transaction.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As indicated above, the Company is a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2005, the Company has cumulative losses of approximately $7.7 million, a diminutive cash balance and working capital and stockholders' deficits of approximately $170,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan includes a strategic business combination with a fourth merger candidate.

On December 22, 2005, the Company signed a letter of intent with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR will acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement the Company.

On January 24, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares to NPOWR at a purchase of $165,000. K2, its wholly-owned subsidiary, K2 Acquisition Corp. ("Merger Sub") and NPOWR intend to enter into a merger agreement whereby Merger Sub will merge with and into NPOWR. In connection with the merger, the shareholders of NPOWR will acquire a controlling interest in K2. NPOWR's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 3 reverse split of K2 shares such that the current shareholders of K2 own approximately 2.15 million post merger shares representing 5% of the post merger shares issued and outstanding. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.11 per share to its officers, directors and professionals. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

The contemplated merger, which would be a recapitalization of NPOWR, would be accounted for as a reverse acquisition. For accounting purposes, NPOWR would be deemed the acquirer and K2, the legal acquirer, would be deemed the acquired entity. Accordingly, the post-merger company consolidated financial statements would represent NPOWR on a historical basis. No goodwill would be recorded in connection with the contemplated transaction since K2 is a "shell" company.

Incorporated in California in July 2001, NPOWR will compete in the sector addressing next generation technology that fulfills the long-awaited promise of a convergence between television and the Internet. As progressive websites increasingly focus on integrating rich media into otherwise dry presentations, NPOWR believes that its proprietary technology is generating wide-ranging interest. NPOWR's pilot initiative, stimTV(TM), will utilize its technologies in addressing the dramatically growing markets for interactive television and video-on-demand.

NPOWR's mission is to create practical technology and programming solutions for the dynamic interactive television and video-on-demand marketplace. NPOWR expects its technology and related media products to establish it as a media industry leader in the delivery of personalized television programming. NPOWR's management believes that its technology, which facilitates the customization of programming from a database of stored media assets, will allow significant improvements and innovations to be brought to the growing market for interactive television and video-on-demand, as well as for on-line broadband media delivery to homes and businesses for entertainment, distance-learning, training and marketing.

There can be no assurance that the merger transaction will be consummated. If not, the Company will consider other options, which may include a merger or similar transaction with another entity or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2005.

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

                         K2 DIGITAL INC, AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of significant accounting policies (continued)

INVESTMENT IN AVAILABLE-FOR-SALE SECURITY

The Company accounts for its investment in a publicly-traded common stock, 24/7 Real Media, Inc. (formerly 24/7 Media, Inc.) ("24/7 stock"), as available-for-sale. Available-for-sale securities are carried at fair value (based upon published closing prices), with the unrealized gains and losses reported in stockholders' deficit under the caption accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in operations.

During the year ended December 31, 2005, the Company sold 11,000 shares of 24/7 stock for aggregate proceeds of approximately $52,000, recognizing a realized gain of approximately $39,000. During the year ended December 31, 2004, the Company sold 1,000 shares of 24/7 stock for aggregate proceeds of approximately $4,000, recognizing a realized gain of approximately $3,000. At December 31, 2005, the Company had an approximate $12,000 gross unrealized holding gain on the remaining 2,000 shares of 24/7 stock. During the years ended December 31, 2005 and 2004, the change in unrealized holding gain from available-for-sale security was approximately $10,000 and $(34,000), respectively.

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

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of significant accounting policies (continued)

NET LOSS PER COMMON SHARE

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings loss per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2005 and 2004 were the same.

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

The Company accounts for the Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost is recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for the Plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net loss and basic and diluted net loss per common share for the years ended December 31, 2005 and 2004 would have been the following pro forma amounts (in thousands, except for per share data):

                                                   2005         2004
                                                   ----        ------

Net loss, as reported                              $(21)          $(2)

Stock-based employee compensation
determined under the fair value
based method, net of related taxes                   (3)           (3)

                                                   ----          ----

Net loss, pro forma                                $(24)          $(5)

                                                   ====          ====

Net loss per common share, basic and diluted:

As reported                                     $(0.004)      $(0.000)
                                                =======       =======

Pro forma                                       $(0.005)      $(0.001)
                                                =======       =======


The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with following assumptions:
Risk-free interest rate of 4.5%; no expected dividend yields for options granted; expected lives of 4 years and expected stock price volatility of approximately 124%.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

FAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Commitments and contingencies

Although management believes that it has adequately provided for all of its known liabilities at December 31, 2005, the Company may be exposed to potential contingencies related to its business activities that have been discontinued. At the present time, the Company is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements pursuant to SFAS No. 5.

4. Income taxes

The provision (benefit) for income taxes on the net loss for the years ended December 31, 2005 and 2004 differs from the amount computed by applying the Federal statutory rate due to the following:

                                        2005          2004
                                        ----          ----

Statutory Federal income tax rate      (34.0) %      (34.0)%

State and local taxes, net              (5.1)         (5.1)

Valuation allowance and other           39.1          39.1
                                       -------------------

Effective income tax rate                 --%           --%
                                       ===================



As of December 31, 2005, the Company had net operating loss carryforwards of approximately $8.0 million for federal and state income tax purposes, which are available to reduce future taxable income and will expire through 2025 if not utilized. In addition, a 2001 impairment charge related to the investment in available-for-sale securities of approximately $130,000, net of approximately $1,277,000 deducted (for tax purposes) during the subsequent years for subsequent sales, is not deductible until the securities are sold. The future tax benefits associated with the net operating loss carryforwards and impairment charge were the primary components of an estimated $3.3 million deferred tax asset at December 31, 2005. A valuation allowance has been established for the entire amount of the deferred tax asset since its realization is considered unlikely. Further, a change in the ownership of a majority of the fair market value of the Company's common stock (such as the change in ownership that would occur in the contemplated transaction discussed in Note 1) could significantly delay or limit the utilization of net operating loss carryforwards.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Stock option plan

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation of up to 225,000 and 500,000 options under the 1996 Plan and 1997 Plan respectively. The number of options available under the 1997 Plan were increased by an additional 400,000 and 800,000 options in 1999 and 2000, respectively, to a total of 1,700,000 options. In January 2001, the Board of Directors and stockholders approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for future issuance of the Company's common stock under the 1997 Plan from 1,700,000 shares to 3,000,000 shares. As of December 31, 2005, there were 2,005,500 shares of common stock available for grant under the Plans. The 1996 Plan expired on January 1, 2006 and the 1997 Plan will expire on June 12, 2007. Under the terms of the Plans, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less that 110% of such fair market value for all options granted.

A summary of the Plans at December 31, 2005, and 2004 is presented in the table below:

                                                                          Weighted Average
                                              Shares         Range         Exercise Price
                                            ----------     ---------     ------------------
Outstanding at December 31, 2003              982,750     $0.05 - $5.81       $  2.40
Granted                                            --                --            --
Expired                                            --                --            --
                                              -------     -------------       -------
Outstanding at December 31, 2004              982,750     $0.05 - $5.81       $  2.40
Granted                                            --                --            --
Expired                                            --                --            --
                                              -------     -------------       -------
Outstanding at December 31, 2005              982,750     $0.05 - $5.81       $  2.40

At December 31, 2005, substantially all
outstanding shares are exercisable            982,750

No options were granted for the year ended December 31, 2005.

Further information about the Company's outstanding stock options at December 31, 2005 is as follow:

                                                     Weighted Average
                                    Number of      Remaining Contractual     Weighted Average
Range of Exercise Prices              Shares          Life (in Years)            Exercise
------------------------           -----------     ---------------------    ------------------
$0.05                                 40,000               6.6                    $0.05
$0.66 to $1.09                       181,000               5.1                     0.74
$1.50 to $1.75                       435,000               2.8                     1.52
$2.50 to $2.94                        37,500               3.5                     2.60
$5.00 to $5.81                       289,250               4.2                     5.05
                                     -------              -----                    ----

Outstanding at December 31, 2005     982,750               3.8                     2.40

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-l5(d) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS OF THE COMPANY

Since December 31, 2001, one outside director has tendered his resignation from the Company's Board of Directors. Dr. Steven N. Goldstein resigned effective March 31, 2002. Set forth below are the current directors of the Company.

Matthew G. de Ganon, age 43, has been a director since he joined the Company in July 1995. Mr. de Ganon resigned from his position as an executive officer of the Company effective August 1, 2001. From that time until April 2002, Mr. de Ganon was employed by Integrated Information Systems, Inc., which purchased certain assets of the Company in August 2001. He was President of the Company from June 1996 to November 1998 and was also the Chief Operating Officer of the Company from July 1995 to November 1997. Mr. de Ganon is currently Vice President and General Manager, Consumer Applications Software at The Weather Channel Interactive. For TWCi, Mr. de Ganon is responsible for leading the company's rapidly expanding efforts in the consumer applications space, with a focus on desktop software. Until June 2004, Mr. de Ganon was president for desktop application developer Arcavista Corporation, a developer of communications software used to synchronize information from the Internet to a PC best known for its work with RCA and American Idol. Mr. de Ganon began his career at NBC, Universal Studio's Motion Pictures Group and also worked as an agent in Los Angeles. He later became Vice President of New Media of SCS, a software developer serving clients such as Marvel Entertainment. For the two years prior to joining the Company, Mr. de Ganon operated a business that created CD-ROM products and offered consulting services regarding the use of electronic delivery to publishers of newsletters and directories. Mr. de Ganon is co-author of the essay, "Overcoming Future Shock on the Superhighway:
Suggestions for Providers and Technocrats," published and presented in the 1994 National Online Conference Proceedings. From August 1992 to July 1993, Mr. de Ganon was the Vice President of New Media of Superior Computer Systems, Inc., a software developer. Mr. de Ganon's work focused on UNIX-based 4GL accounting software customization for corporate clients. From May 1991 to July 1992, Mr. de Ganon was involved in casting administration for the Motion Picture Group of Universal Studios, Inc. He was a franchised theatrical agent with the Stone Manners Agency in Los Angeles, California from August 1987 to May 1991.

Douglas E. Cleek, age 43, who co-founded the Company in 1993, has been a director of the Company since it was reorganized as a corporation in January 1995. From January 1995 until August 2001, Mr. Cleek served as the Company's Executive Vice President--Chief Creative Officer. From 1993 until 1995, Mr. Cleek was a general partner and Co-Creative Director of the Company. While at the company he helped develop many of the industry's firsts, including one of the first CASIE awards for the live webcast of IBM's Deep Blue vs. Kasparov. He has also served as a judge for the CASIE Awards and International Web Page Awards. He then accepted the position of Creative Director at Integrated Information Systems, Inc., when IIS purchased certain assets of K2 Digital, Inc., in August 2001. In March 2002, he resigned his executive position to pursue other opportunities. He currently holds a position as Partner/Creative Director at Magnitude 9.6, Inc., headquartered in New York City. For more than five years prior to that, Mr. Cleek was an art director for William Allen & Co. and its successor, A.J. Bart & Sons, specializing in graphic promotional materials for the travel & hospitality industry.

Gary W. Brown, age 52, has been a director of the Company since February 2000 and joined the Company in April 2000 as Executive Vice President and Chief Operating Officer. Since August 2001, Mr. Brown has served as President, Secretary, Chief Financial Officer and Chief Operating Officer of the Company. In November 2001, Mr. Brown joined Canadian Imperial Bank of Commerce (CIBC World Markets) as Managing Director of the Risk Management Division in the U.S. Region. In March 2004, Mr. Brown was appointed Chief Operating Officer - US Region and in September 2004, President and Chief Executive Officer, CIBC World Markets Corp. and Head of the US Region. Prior to that, Mr. Brown was employed from July 1980 through June 1999 in various management roles with UBS AG, the successor organization to Union Bank of Switzerland, including the role of New York Branch Manager. There he served as Division Head for Structured Finance, one of UBS's six operating divisions in the Americas prior to the merger of UBS with Swiss Bank Corporation in 1998. Post-merger, Mr. Brown was designated Chief Credit Officer-Americas for UBS' investment banking division, Warburg, Dillon Read, where he was responsible for capital commitments of the firm. Mr. Brown held various business development and risk management positions throughout his 19-year career at UBS. He also served as President of the New York Chapter of The Risk Management Association, the trade association for the financial services risk management industry, and as an ex-officio member of the RMA National Board. From 1991-1999, he has served on the Board of Directors of Sefar Americas, a subsidiary of Sefar AG, a manufacturer of Swiss synthetic fabrics. Prior to joining UBS in 1980, Mr. Brown was employed from June 1976 through June 1980 with The Chase Manhattan Bank, having served in various business development functions. Mr. Brown received a Bachelor of Science degree in Business Administration from Oral Roberts University in May 1976.

David R. Sklaver, age 54, has been a director of the Company since 1999. Since January 2004, Mr. Sklaver has been President of KSL Media New York, the second largest independent media buying company in the United States. Prior to that, Mr. Sklaver was President and Chief Executive Officer of UPOC, Inc., a marketing company. From June 1997 to October 2001, Mr. Sklaver was a General Partner and Chief Executive Officer of Artustry Partnership, a strategic and creative marketing company, of which he was a founder. Since October 1995, Mr. Sklaver has also served as President of Phase 2, Inc. From 1993 to 1995, Mr. Sklaver served as President of Wells Rich Greene DDB, an advertising agency handling Fortune 500 clients. Prior to being promoted to President, Mr. Sklaver served as Executive Vice President, Director of Client Services of Wells Rich Greene from 1989 to 1993. From 1986 to 1988, Mr. Sklaver was Executive Vice President, Account Group Head, at advertising agency BBD Needham, New York. From 1984 to 1985, Mr. Sklaver was Managing Director of DDB's Sydney office. From 1978 to 1984, he served in Account Management at DDB New York. Prior to 1978, Mr. Sklaver held positions at Foote, Cone & Belding Advertising and Standard Brands, both advertising agencies.

FILING REQUIREMENTS

The Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR FEES

Directors who are employees of the Company receive no additional compensation for their service as directors. Directors not so employed are entitled to receive $25,000 in compensation annually and are entitled to be reimbursed for expenses incurred in connection with meeting attendance. In addition, each of the Company's non-employee Directors are granted options to acquire 5,000 shares of the Company's common stock upon their election or reelection to the Board. Current Directors have not received any compensation for their services to the Company since the year ended December 31, 2002. They may, however, be granted options to acquire Company common stock in the future.

ADVISOR FEES

All non-employees serving as members of the Company's Board of Advisors receive options to purchase up to 5,000 shares of the Company's common stock upon their election to the Board of Advisors. The Company did not engage any advisors for the year ended December 31, 2005.

EXECUTIVE COMPENSATION

The following table sets forth, for the last three completed fiscal years, the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer, and those other executive officers (the "Named Executives") who served in executive capacities during fiscal 2005 and had aggregate compensation in excess of $100,000. Except for Mr. Brown, each of the Named Executives has resigned his or her position as an officer of the Company, effective August 1, 2001.

                                                                           Annual Compensation (1)      Long Term Compensation
                                                                           -----------------------      ----------------------
                Name and Principal Position                     Year         Salary         Bonus     Restricted         Option
                ---------------------------                     ----         ------         -----     -----------        ------
                                                                                                      Stock Awards       Awards
                                                                                                      ------------       ------
Matthew G. de Ganon, Chairman of the Board (2)                  2005           --             --          --               --
                                                                2004           --             --          --               --
                                                                2003           --             --          --               --

Douglas E. Cleek, former Executive Vice President -
Chief Creative Officer (2)                                      2005           --             --          --               --
                                                                2004           --             --          --               --
                                                                2003           --             --          --               --


Gary W. Brown, President, Chief Financial Officer and

Secretary (3)(4)                                                2005           --             --          --               --
                                                                2004           --             --          --               --
                                                                2003           --             --          --               --



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

EMPLOYMENT CONTRACTS FOR EXECUTIVE OFFICERS

Matthew G. de Ganon and Douglas E. Cleek resigned from their positions as officers of the Company effective August 1, 2001. In connection with their resignations, Mr. de Gannon and Mr. Cleek executed releases, releasing the Company from any further liability under their employment agreements with the Company.

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

OPTION GRANTS IN FISCAL 2005 AND 2004

No stock options were granted under the 1996 Plan or the 1997 Plan for the year-ended December 31, 2005 and December 31, 2004.

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

No stock options were granted under the 1996 Plan and 300,000 stock options were granted under the 1997 Plan to all executive officers and directors as a group during the fiscal year ended December 31, 2001. Such options are exercisable at prices per share (reflecting the fair market value on the dates of grant) of $0.75 under the 1997 Plan. None of such options were exercised during fiscal 2005.

OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

The table set forth below shows the value of unexercised options under the 1996 Plan and the 1997 Plan held on December 31, 2005 by each of the Named Executives or Directors.

                                                                                               Value of
                                                         Number of Securities            Unexercised In-the-Money
                             Shares                     Underlying Unexercised          Options held on December 31,
                            Acquired                 Options at December 31, 2005             2005 ($)(1)
                               on         Value      ----------------------------      -----------------------------
Name                        Exercise     Realized    Exercisable    Unexercisable      Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------

Matthew G. de Ganon            --          --            --               --                --              --

Douglas E. Cleek               --          --            --               --                --              --

Gary W. Brown                  --          --        368,000(2)           --                --              --



(1) Based on the closing price of the Company's common stock on December 31, 2005, the last day in fiscal 2005 on which the markets were open for business, which was $0.10.

(2) Represents 346,000 options granted under the 1997 Plan and 22,000 options granted under the 1996 Plan.

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



                                  Shares of Common Stock
Name of Owner                        Beneficially           Percent of Class (1)
-------------                     ----------------------   ---------------------
 Matthew G. de Ganon                     924,493(2)                 18.6

 Douglas E. Cleek                        424,281(2)                  8.5

 Gary W. Brown                         1,348,069(3)                 27.1

 David Sklaver                            15,000(4)                   *

All Directors and Executive            2,711,843(5)                 54.2
Officers as a group (4 persons)

      *Less than one percent.

(1) Does not give effect to: (i) shares held in treasury and (ii) options held by persons other than the persons named above. Does not include 1,000,000 shares of Series A stock issued to NPOWR Digital Media, Inc. which are convertible into 1,500,000 common shares.

(2) Messrs. de Ganon and Cleek resigned from their positions as officers of the Company effective August 1, 2001. Pursuant to a 10-year voting agreement entered into by Messrs. de Ganon, Cleek, David Centner (a former Chief Operating Officer and Director of the Company) and Bradley Szollose (a former Secretary and Director of the Company), effective July 26, 1996 (the "Voting Agreement"), the voting control over 498,158 shares held by Messrs. Cleek, Centner and Szollose and Mr. Cleek are vested in Mr. de Ganon. Such shares subject to the Voting Agreement must be voted in favor of the election of Mr. de Ganon. In addition, the Voting Agreement grants each party thereto a right of first refusal as to the sale of the others' common stock. Messrs. de Ganon, Cleek, Centner and Szollose each disclaim beneficial ownership of those shares with respect to which they are not record owners.

(3) Includes 368,000 shares underlying presently exercisable stock options: (i) 136,500 shares underlying options which vested on April 14, 2001, (ii) 131,500 shares underlying options which vested on April 14, 2002, 50,000 shares underlying options which vested on January 2, 2002 and 50,000 shares underlying unvested stock options which vested on January 2, 2003; (iii) 50,000 shares of restricted common stock which vested on April 14, 2001, and (iv) 50,000 shares of restricted common stock which vested on April 14, 2002. Mr. Brown disclaims beneficial ownership of all shares underlying unexercised and/or unvested options.

(4) Includes 15,000 shares underlying presently exercisable stock options.

(5) Includes 760,500 shares underlying presently exercisable stock options and 50,000 shares underlying unvested stock options, all of which vest upon the occurrence of certain change of control transactions. Note that 430,531 of the 2,720,062 shares are subject to the Voting Agreement described above and are therefore listed as beneficially owned by both Mr. de Ganon and Mr. Cleek. These shares are counted only once for purposes of the aggregate number of shares of common stock beneficially owned by all directors and executive officers as a group.

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

                                     PART IV



ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report: Page

1. Report of Independent Registered Public Accounting Firm...................F-1

2. Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2005...............................F-2

Consolidated Statements of Operations and Comprehensive Loss - For
  the years ended December 31, 2005 and 2004 ................................F-3

Consolidated Statements of Stockholders' Deficit - For the years ended
  December 31, 2005 and 2004 ................................................F-4

Consolidated Statements of Cash Flows - For the years ended
  December 31, 2005 and 2004 ................................................F-5

    Notes to Consolidated Financial Statements..........................F-6 - 12




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

(i) Form 8-K filed October 7, 2005, reporting under Item 1.

(ii) Form 8-K filed December 23, 2005, reporting under Item 1.

(iii) Form 8-K filed January 25, 2006, reporting under Item 1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Audit fees for the fiscal years ended December 31, 2005 and 2004 were approximately $17,500 and $22,000 respectively.

AUDIT RELATED FEES

Audit related fees for the fiscal years ended December 31, 2005 and 2004 were approximately $0. Audit related services generally included fees for contemplated business combinations and SEC reporting obligations.

TAX FEES

The Company did not engage Rothstein, Kass & Company, P.C. in connection with any tax compliance or other matters.

ALL OTHER FEES

All other fees for products and services provided by Rothstein, Kass & Company, P.C., the Company's principal accountant, for the fiscal years ended December 31, 2005 and 2004 were $0.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.

Dated: March 27, 2006

                             BY: /s/ GARY W. BROWN
                                 --------------------------------
                                 GARY W. BROWN, PRESIDENT



          Signature                                Title                                          Date
          ---------                                -----                                          ----
/s/ Matthew G. de Ganon          Chairman of the Board, Director                               March 27, 2006
------------------------------
Matthew G. de Ganon


/s/ Gary W. Brown                President, Chief Operating Officer, Chief Financial           March 27, 2006
------------------------------   Officer (Principal Financial and Accounting Officer),
Gary W. Brown                    Secretary and Director


/s/ Douglas E. Cleek              Director                                                     March 27, 2006
------------------------------
Douglas E. Cleek


/s/ David R. Sklaver              Director                                                     March 27, 2006
------------------------------
David R. Sklaver

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