Form 10QSB
period 2006-06-30
K2 DIGITAL INC
filed 2006-08-09
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                Class                               Outstanding at July 31, 2006
--------------------------------------              ----------------------------
Common stock, par value $.01 per share .....................  4,982,699



           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed consolidated balance sheet -- June 30, 2006  (unaudited)....................................  3

     Condensed consolidated statements of operations and comprehensive loss
        - three and six months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)...............  4

     Condensed consolidated statements of cash flows -- three and six months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)......................................  5

     Notes to condensed consolidated financial statements..................................................  6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  7

ITEM 3. CONTROLS AND PROCEDURES............................................................................  8

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................................  9


SIGNATURES ................................................................................................ 10

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

Cash.........................................................................     $    86,508
Investment in security available-for-sale....................................          17,560
                                                                                  -----------
      Total current assets...................................................     $   104,068
                                                                                  ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable .........................................................     $   114,510
   Accrued expenses .........................................................           9,000
                                                                                  -----------

      Total current liabilities .............................................         123,510
                                                                                  -----------
STOCKHOLDERS' DEFICIT:
   Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
      1,000,000 shares issued and outstanding ...............................         165,000
   Common Stock, $0.01 par value, 25,000,000 shares authorized; 5,400,116
      shares issued and 4,982,699 shares outstanding .......................           54,001
   Additional paid-in capital ...............................................       8,317,910
   Accumulated other comprehensive income ...................................          15,260
   Accumulated deficit ......................................................      (7,752,317)
                                                                                  -----------
                                                                                      799,854

   Less: Treasury stock, 417,417 shares, at cost ............................        (819,296)
                                                                                  -----------

Total stockholders' deficit .................................................         (19,442)
                                                                                  -----------
      Total liabilities and stockholders' deficit ...........................     $   104,068
                                                                                  ===========



   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30                           JUNE 30
                                                                2006             2005             2006             2005

Revenues                                                    $        --      $        --      $        --      $        --
Other income                                                     31,117            3,503           31,917           10,105
General and administrative expenses                             (36,617)         (16,610)         (49,005)         (26,322)
                                                            -----------      -----------      -----------      -----------
Net loss                                                    $    (5,500)     $   (13,107)     $   (17,088)     $   (16,217)
                                                            -----------      -----------      -----------      -----------

Comprehensive loss:

Net loss                                                    $    (5,500)     $   (13,107)     $   (17,088)     $   (16,217)
Other comprehensive loss,
unrealized gain (loss) on
available-for-sale security:
   Unrealized holding gain (loss) arising during the
period                                                           (3,360)           6,000            2,880          (14,288)
   Reclassification adjustment for gain included in
net income                                                           --           (3,480)              --          (10,050)
                                                            -----------      -----------      -----------      -----------
                                                                 (3,360)           2,520            2,880          (17,820)
                                                            -----------      -----------      -----------      -----------
Comprehensive loss                                               (8,860)         (10,587)         (14,208)         (34,037)

Net loss per common share -
   basic and diluted                                             (0.001)          (0.003)          (0.003)          (0.003)
                                                            -----------      -----------      -----------      -----------

Weighted average common shares outstanding -
   basic and diluted                                          4,982,699        4,982,699        4,982,699        4,982,699
                                                            -----------      -----------      -----------      -----------



   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,

                                                                       2006           2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (17,088)       (16,217)
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
Realized gain on sale of available-for-sale security                                 (10,050)
Changes in operating assets and liabilities:
   Accounts payable and accrued expenses                              (62,764)         4,764
                                                                    ---------      ---------
Net cash used in operating activities                                 (79,852)       (21,503)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES,
   Gross proceeds from sale of available-for-sale security                            15,800
   Gross proceeds from sale of convertible preferred securities       165,000
                                                                    ---------      ---------
Net increase (decrease) in cash                                        85,148         (5,703)

CASH, beginning of period                                               1,360          7,366
                                                                    ---------      ---------

CASH, end of period                                                 $  86,508          1,663
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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at June 30, 2006, the Company has cumulative losses of approximately $7.7 million, a minimal cash balance and working capital and stockholders' deficits of approximately $19,400. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AGREEMENT AND PLAN OF MERGER

On December 22, 2005, the Company signed a letter of intent ("LOI") with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR will acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement with the Company.

On January 24, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares to NPOWR at a purchase of $165,000. K2, its wholly-owned subsidiary, K2 Acquisition Corp. ("Merger Sub") and NPOWR intended to enter into a merger agreement whereby Merger Sub would merge with and into NPOWR.

On July 27, 2006, the parties announced that the merger discussions were terminated.

Pursuant to the LOI, NPOWR is obligated to pay all expenses of the Company as specified in the LOI to the date of termination.

The Company is considering other options, which may include a merger or similar transaction with another entity or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2006 and the financial results for the three and six months ended June 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2005, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic loss per share excluded dilution and is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and six months ended June 30, 2006 and 2005 were the same.

STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123R, "SHARE-BASED PAYMENT," which is a revision of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and supersedes APB No. 25, "ACCOUNTING FOR STOCK ISSUES TO EMPLOYEES." Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The compensation amount includes (i) compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and (ii) compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS 123R. During the three and six months ended June 30, 2006 and 2005, the Company did not grant options pursuant to its stock option plans.

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

On January 24, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares to NPOWR at a purchase of $165,000. K2, its wholly-owned subsidiary, K2 Acquisition Corp. ("Merger Sub") and NPOWR intended to enter into a merger agreement whereby Merger Sub will merge with and into NPOWR.

On July 27, 2006, the parties announced that the merger discussions were terminated.

Pursuant to the LOI, NPOWR is obligated to pay all expenses of the Company as specified in the LOI to the date of termination.

The Company is considering other options, which may include a merger or similar transaction with another entity or liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2006, the Company, operating as a "shell," incurred net losses of approximately $5,500 and $17,100 respectively. During the three and six months ended June 30, 2005, the Company incurred net losses of approximately $13,100 and $16,200 respectively. The Company's net loss for the three and six months ended June 30, 2006 consists primarily of accounting, legal and other expenses related to maintaining the "shell" corporation. The Company's net loss for the three and six months ended June 30, 2005 was the result of the Company's ongoing public company expenses, partially offset by a gain on the sale of a portion of its available-for-sale security.

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

The Company's cash balance of $86,508 at June 30, 2006 increased by $85,148 or approximately 6261% compared to the $1,360 cash balance at December 31, 2005. This increase is primarily due to the Company's issuance of $165,000 preferred stock in connection with the proposed merger with NPOWR, offset by paying down its obligations. In the quarter ending June 30, 2005 the Company sold 2,000 shares of TFSM at $2.89 per share.

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

                  3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

                  4.1      Common Stock Certificate*

                  4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

                  99.1     Sarbanes-Oxley Act Section 906 Certification

      (b)   Reports on Form 8-K.

            On July 28, 2006, the Registrant filed a report of Form 8-K announcing the abandonment of the merger with NPOWR.






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

                                K2 DIGITAL, INC.



         DATE:  AUGUST 9, 2006

                                         BY: /s/ GARY BROWN
                                             ---------------------------
                                             GARY BROWN
                                             PRESIDENT
                                             (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)