Form 10QSB
period 2006-09-30
K2 DIGITAL INC
filed 2006-11-14
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 1-11873

                                K2 DIGITAL, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Delaware                                      13-3886065
  -------------------------------               --------------------------------
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

Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




            Class                            Outstanding at October 31, 2006
  --------------------------                ----------------------------------
   Common stock, par value
   $.01 per share  .................................... 4,982,699




           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE

                         PART 1 - FINANCIAL INFORMATION




Item 1.  Financial Statements

     Condensed consolidated balance sheet - September 30, 2006 (unaudited).....2

     Condensed consolidated statements of operations and comprehensive income
        (loss) - three and nine months ended September 30, 2006 (unaudited)
        and September 30, 2005 (unaudited).....................................3

     Condensed consolidated statements of cash flows - three and nine months ended September 30, 2006 (unaudited) and September 30, 2005
        (unaudited)............................................................4

     Notes to condensed consolidated financial statements......................5



Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations.....................................................7

Item 3. Controls and Procedures...............................................10

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................11


SIGNATURES ...................................................................11

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
Cash ...........................................................................$ 75,337
Note receivable - net ..........................................................   9,253
Investment in security available-for-sale ......................................  17,080
                                                                                --------
      Total current assets .....................................................$101,670
                                                                                ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:

  Accounts payable .............................................................$   117,412
  Accrued expenses .............................................................      9,000
                                                                                -----------

      Total current liabilities ................................................    126,412
                                                                                ===========

STOCKHOLDERS' DEFICIT:

  Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
    1,000,000 shares issued and outstanding ....................................    165,000
  Common Stock, $0.01 par value, 25,000,000 shares authorized; 5,400,116
    shares issued and 4,982,699 shares outstanding .............................     54,001
  Additional paid-in capital ...................................................  8,317,910
  Accumulated other comprehensive income .......................................     14,780
  Accumulated deficit .......................................................... (7,757,137)
                                                                                -----------
                                                                                    794,554
  Less:  Treasury stock, 417,417 shares, at cost ...............................   (819,296)
                                                                                -----------

Total stockholders' deficit ....................................................    (24,742)
                                                                                -----------

                                                                                -----------
      Total liabilities and stockholders' deficit ..............................$   101,670
                                                                                ===========


    See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        2006          2005             2006          2005

Revenues                                                            $        --    $        --    $        --    $        --
                                                                             --             --             --             --
Other income                                                             10,281         17,836         42,198         27,941
General and administrative expenses                                      15,101         29,414         64,106         55,736
                                                                    -----------    -----------    -----------    -----------

Net income (loss)                                                   $    (4,820)   $   (11,578)   $   (21,908)   $   (27,795)
                                                                    ===========    ===========    ===========    ===========




Comprehensive income (loss):

Net income (loss)                                                   $    (4,820)   $   (11,578)   $   (21,908)   $   (27,795)
Other comprehensive income (loss),
unrealized gain (loss) on available-for-sale security:
     Unrealized  holding gain (loss) arising during the period             (480)         4,600          2,400         10,350
     Reclassification  adjustment for gain included in net income            --        (17,800)            --        (27,850)
                                                                    -----------    -----------    -----------    -----------

                                                                           (480)       (13,200)         2,400        (17.500)
                                                                    -----------    -----------    -----------    -----------

Comprehensive income (loss)                                         $    (5,300)   $   (24,778)   $   (19,508)   $   (45,295)
                                                                    ===========    ===========    ===========    ===========

Net income (loss) per common share -
     basic and diluted                                              $    (0.001)   $    (0.005)   $    (0.004)   $    (0.009)
                                                                    -----------    -----------    -----------    -----------

Weighted average common shares outstanding -
     basic and diluted                                                4,982,699      4,982,699      4,982,699      4,982,699
                                                                    -----------    -----------    -----------    -----------



   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,

                                                                                2006          2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (21,908)   $ (27,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on sale of available-for-sale security                                         (27,850)
Changes in operating assets and liabilities:
   Note receivable - net                                                         (9,253)
   Accounts payable and accrued expenses                                        (59,862)      13,352


                                                                              ---------    ---------
Net cash used in operating activities                                           (91,023)     (42,293)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
  Gross proceeds from sale of available-for-sale security                                     38,200
  Gross proceeds from sale of convertible preferred securities                  165,000

                                                                              ---------    ---------
Net increase (decrease) in cash                                                  73,977       (4,093)

CASH, beginning of period                                                         1,360        7,366
                                                                              ---------    ---------

CASH, end of period                                                           $  75,337    $   3,273
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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at September 30, 2006, the Company has cumulative losses of approximately $7.8 million, a minimal cash balance and working capital and stockholders' deficits of approximately $24,700. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


AGREEMENT AND PLAN OF MERGER

On December 22, 2005, the Company signed a letter of intent ("LOI") with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR will acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement with the Company.

On January 24, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares to NPOWR at a purchase of $165,000. K2, its wholly-owned subsidiary, K2 Acquisition Corp. ("Merger Sub") and NPOWR intended to enter into a merger agreement whereby Merger Sub would merge with and into NPOWR. In connection with the merger, the shareholders of NPOWR would have acquired a controlling interest in K2. Further, prior to closing of the transaction, K2 was entitled to issue up to 500,000 stock options with an exercise price of $0.11 per share to its officers and directors. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

On July 27, 2006, the Company and NPOWR determined to abandon the contemplated merger between the parties. Pursuant to the LOI, NPOWR is obligated to pay all expenses of the Company as specified in the LOI to the date of termination. On September 29, 2006, NPOWR executed a promissory note in the amount of $18,253 representing amounts due to the Company under the LOI. The note is payable in four installments, the first due November 1, 2006 in the amount of $4,753 followed by three additional payments of $4,500 on or before December 31, 2006, February 28, 2007 and April 30, 2007.

The Company will continue to actively seek other business alternatives, through acquisition or merger or consider other options such as liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2006 and the financial results for the three and nine months ended September 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2005, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE OF COMMON STOCK

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic loss per share excluded dilution and is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and nine months ended September 30, 2006 and 2005 were the same.

STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issues to Employees." Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The compensation amount includes (i) compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and (ii) compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS 123R. During the three and nine months ended September 30, 2006 and 2005, the Company did not grant options pursuant to its stock option plans.

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

On January 24, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares to NPOWR at a purchase of $165,000. K2, its wholly-owned subsidiary, K2 Acquisition Corp. ("Merger Sub") and NPOWR intended to enter into a merger agreement whereby Merger Sub would merge with and into NPOWR. In connection with the merger, the shareholders of NPOWR would have acquired a controlling interest in K2. Further, prior to closing of the transaction, K2 was entitled to issue up to 500,000 stock options with an exercise price of $0.11 per share to its officers and directors. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

On July 27, 2006, the Company and NPOWR determined to abandon the contemplated merger between the parties. Pursuant to the LOI, NPOWR is obligated to pay all expenses of the Company as specified in the LOI to the date of termination. On September 29, 2006, NPOWR executed a promissory note in the amount of $18,253 representing amounts due to the Company under the LOI. The note is payable in four installments, the first due November 1, 2006 in the amount of $4,753 followed by three additional payments of $4,500 on or before December 31, 2006, February 28, 2007 and April 30, 2007. The Company has established a provision for $9,000 for to amounts due after December 31, 2006.

The Company will continue to actively seek other business alternatives, through acquisition or merger or consider other options such as liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2006, the Company, operating as a "shell," incurred net losses of approximately ($4,800) and ($21,900) respectively. During the three and nine months ended September 30, 2005, the Company incurred net losses of approximately ($11,600) and ($27,800) respectively. The Company's net income (loss) for the three and nine months ended September 30, 2006 consists primarily of accounting, legal and other expenses related to maintaining the "shell" corporation. The Company's results from operations were improved as a result of reimbursement of ongoing public company costs from NPOWR totaling $30,000 paid during the quarter ending June 30, 2006 and $18,253 NPOWR committed by execution of a promissory note for that amount in the quarter ending September 30, 2006, reduced by an allowance of $9,000. The Company's net loss for the three and nine months ended September 30, 2005 was the result of the Company's ongoing public company expenses, partially offset by a gain on the sale of a portion of its available-for-sale security.

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

The Company's cash balance of $75,337 at September 30, 2006 increased by $73,977 or approximately 5439% compared to the $1,360 cash balance at December 31, 2005. This increase is primarily due to the Company's issuance of $165,000 preferred stock in connection with the proposed merger with NPOWR, offset by paying down its obligations. In the quarter ending September 30, 2005 the Company sold 4,000 shares of TFSM at $5.60 per share.


FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

For the past five years, the Company has been a "shell" company with no operational revenues and continuing general and administrative expenses.

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

                  32.1     Sarbanes-Oxley Act Section 900 Certification



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




Date:    November 14, 2006

                                         By: /s/ Gary Brown
                                             -----------------------------
                                             Gary Brown
                                             President
                                             (Principal Financial and
                                                Accounting Officer)