Form 10KSB
period 2006-12-31
K2 DIGITAL INC
filed 2007-03-30
CIK 1009624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File Number: 1-11873

                                K2 DIGITAL, INC.


             (Exact name of registrant as specified in its charter)


          Delaware                                    13-3886065
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                             c/o Thomas G. Amon, ESQ.
                   500 Fifth Avenue, Suite 1650, New York, NY
                 10110 (Address of principal executive offices,
                               including zip code)

                    Issuer's telephone number: (212) 810-2430

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None.

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (Pursuant to rule 33-8587) Yes |X| No |_|

State issuer's revenues for its most recent fiscal year:

$0

As of March 15, 2007, there were 4,982,699 shares (not including treasury shares) of the Company's common stock outstanding. Based on the closing sales price of the Company's common stock on March 15, 2007 of $0.06 per share, the approximate aggregate market value of the Company's common stock held by non-affiliates was approximately $298,900.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    Yes No |X|


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

The Company's offices are located in c/o Thomas G. Amon, Esq. 500 Fifth Avenue, Suite 1650, New York, New York 10110 and its telephone number is (212) 810-2430.

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

In addition to the purchase price and as consideration of the Company's release of certain employees from the non-competition restrictions contained in their agreements with the Company, the Company received from IIS at closing a recruitment and placement fee of $75,000. In addition, the Purchase Agreement provided for the Company to receive from IIS an additional placement fee of $7,500 per key employee and $2,500 per other employee that remained employed by IIS through December 31, 2001. This additional contingent placement fee was to be paid by IIS in cash in five monthly installments beginning August 31, 2001, pro rated monthly for the number of employees retained. As of December 31, 2001, $31,000 of these contingent fees had been paid to the Company and $36,500 due to the Company remained unpaid by IIS (which was fully reserved for at December 31, 2001). In October 2002, the Company received approximately $9,000 from IIS as a final payment pursuant to a June 2002 settlement agreement pertaining to the unpaid balance.
                                      -1-

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

On July 27, 2006, the Company and NPOWR determined to abandon the contemplated merger between the parties. Pursuant to the LOI, NPOWR is obligated to pay all expenses of the Company as specified in the LOI to the date of termination. On September 29, 2006, NPOWR executed a promissory note (the "NPOWR Note") in the amount of $18,253 representing amounts due to the Company under the LOI. The note is payable in four installments, the first due November 1, 2006 in the amount of $4,753 followed by three additional payments of $4,500 on or before December 31, 2006, February 28, 1997 and April 30, 2007.

On January 29, 2007, the Registrant signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. ("Avante") entered into an agreement with NPOWR to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares. In addition, NCSI assumed the liability of NPOWR under the NPOWR Note. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.085 per share to its officers and directors.

Incorporated in Florida in July 2001, NCSI provides architectural/engineering, manufacturing and construction services for modular facilities utilizing concrete and structural insulated panels (SIPS) for use in commercial, educational and municipalities and residential developments. The Company utilizes processes that meet the scrutiny for classrooms as well as several government agencies, including NASA and the Smithsonian.

The parties anticipate closing the merger transaction during K2's second fiscal quarter. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

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

EMPLOYEES

As a result of the transaction entered into with IIS in August 2001 and the fact that the Company has effectively ceased operations, at December 31, 2006, the Company had only one employee, Gary W. Brown, the Company's current President, Chief Financial Officer and Secretary. Since August 2001, Mr. Brown's employment with the Company has been limited to structuring and negotiating merger transactions, as well as liquidating assets, collecting accounts receivable and paying creditors. Since December 31, 2001, Mr. Brown has received no salary, compensation or benefits. Prior to the closing of the NCSI merger, it is expected that Mr. Brown will be issued additional options to purchase shares of the Company's common stock.


ITEM 2. DESCRIPTION OF PROPERTY

NONE

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings as of the date hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was delisted from the Nasdaq SmallCap Market ("NASDAQ") effective August 15, 2001 and currently trades in the over-the-counter market under the symbol "KTWO.OB." Prior to its delisting, the Company's common stock was traded on NASDAQ under the symbol "KTWO." The following table sets forth, for the periods indicated, the range of high and low price quotes of the Company's common stock as reported by the over-the-counter bulletin board (for periods subsequent to the delisting) and NASDAQ (for periods prior to the delisting) from the quarter ended March 31, 2005 through December 31, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.



       Fiscal Quarter Ended                  High            Low
       --------------------                  -----           ---

       March 31, 2005                        $0.08           $0.03

       June 30, 2005                         $0.12           $0.04

       September 30, 2005                    $0.12           $0.05

       December 31, 2005                     $0.10           $0.05

       March 31, 2006                        $0.06           $0.06

       June 30, 2006                         $0.08           $0.08

       September 30, 2006                    $0.07           $0.05

       December 31, 2006                     $0.06           $0.06


The approximate number of record holders of the Company's common stock at December 31, 2006 was 27, not including beneficial owners whose shares are held by banks, brokers and other nominees.

There were no repurchases by the Company of its common stock on the open market or from any of its stockholders in fiscal year 2006 or 2005. At December 31, 2006, the Company held a total of 417,417 shares of treasury stock at a cost of $819,296.

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

In connection with the proposed merger with NPOWR Digital Media, Inc. ("NPOWR"), the Company issued 1,000,000 shares of convertible preferred stock which is convertible into 1,500,000 shares of the Company's common stock. After termination of the merger discussions with NPOWR, Avante purchased the convertible preferred stock from NPOWR for consideration of $112,500 or 11.25 cents per preferred share plus assumption of NPOWR's liability under the promissory note due to the Company. The principals of Avante are affiliated with NCSI.

The Company has not paid any dividends. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors.
                                       -4-

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

SUMMARY OF RESULTS

Following is a summary of the Company's operations for the years ended December 31, 2006 and 2005:


                                                         2006            2005
                                                       --------        --------

Other income                                           $ 43,244        $ 39,422
General and administrative expenses                     (70,784)        (60,186)
                                                       --------        --------

Net loss                                               $(27,540)       $(20,764)

In 2006, other income primarily represents reimbursement from NPOWR of expenses incurred by the Company pursuant to the letter of intent relating to the proposed merger, of which $34,753 was paid in cash and remaining unpaid amounts in the form of a promissory note. In 2005, other income primarily represents gain from the sale of 24/7 Real Media, Inc. common stock. During the year ended December 31, 2005, the Company sold 11,000 shares of 24/7 stock for aggregate proceeds of approximately $52,000, recognizing a realized gain of approximately $39,000. General and administrative expenses primarily represent ongoing legal and accounting costs and other public company expenses. The increase in general and administrative expenses is attributable to increased activities in connection with potential merger candidates.

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

On December 22, 2005, the Company signed a letter of intent with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR would acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement with the Company.

The Company's cash balance of $73,248 at December 31, 2006, increased by $71,888 or 5,386% compared to the $1,360 cash balance at December 31, 2005. This increase was primarily due to proceeds from the sale of convertible preferred stock offset by ongoing costs of operating as a public shell company.

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

Agreement and Plan of Merge

On December 22, 2005, the Company signed a letter of intent with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR would acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement the Company.

On January 24, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares to NPOWR at a purchase of $165,000. K2, its wholly-owned subsidiary, K2 Acquisition Corp. ("Merger Sub") and NPOWR intended to enter into a merger agreement whereby Merger Sub would merge with and into NPOWR. In connection with the merger, the shareholders of NPOWR would acquire a controlling interest in K2. NPOWR's designees would be appointed as directors of K2 and the Board and shareholders would approve a 3 x 1 reverse split of K2 shares such that the current shareholders of K2 own approximately 2.15 million post merger shares representing 5% of the post merger shares issued and outstanding. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.11 per share to its officers and directors. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

On July 27, 2006, the Company and NPOWR determined to abandon the contemplated merger between the parties. Pursuant to the LOI, NPOWR is obligated to pay all expenses of the Company as specified in the LOI to the date of termination. On September 29, 2006, NPOWR executed a promissory note in the amount of $18,253 representing amounts due to the Company under the LOI. The note is payable in four installments, the first due November 1, 2006 in the amount of $4,753 followed by three additional payments of $4,500 on or before December 31, 2006, February 28, 2997 and April 30, 2007. NPOWR paid $4,753 of the promissory note and owed $13,500 at December 31, 2006.

On January 29, 2007, the Registrant signed a letter of intent with New CenturyStructures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. has entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares. In addition, NCSI assumed the obligations of NPOWR under the promissory note. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.085 per share to its officers and directors. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

Incorporated in Florida in July 2001, NCSI provides architectural/engineering, manufacturing and construction services for modular facilities utilizing concrete and structural insulated panels (SIPS) for use in commercial, educational and municipalities and residential developments. The Company utilizes processes that meet the scrutiny for classrooms as well as several government agencies, including NASA and the Smithsonian.

The parties anticipate closing the merger transaction during K2's second fiscal quarter. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         K2 DIGITAL, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting
Firm                                                                        F-1

Consolidated Financial Statements

   Consolidated Balance Sheet                                               F-2
   December 31, 2006

   Consolidated Statements of Operations and Comprehensive Loss             F-3
   For the Years Ended December 31, 2006 and 2005

   Consolidated Statements of Stockholders' Deficit                         F-4
   For the Years Ended December 31, 2006 and 2005

   Consolidated Statements of Cash Flows                                    F-5
   For the Years Ended December 31, 2006 and 2005

   Notes to Consolidated Financial Statements                          F-6 - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of K2 Digital, Inc.

We have audited the accompanying consolidated balance sheet of K2 Digital, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K2 Digital, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during 2001, the Company sold fixed and intangible assets essential to its business operation and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2006, the Company had significant cumulative losses, a diminutive cash balance and negative working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ Rothstein, Kass & Company, P.C.
                                        -----------------------------------
Roseland, New Jersey
March 21, 2007

                         K2 DIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006




                                     ASSETS


CURRENT ASSETS:

  Cash                                                              $    73,248
  Note receivable - net                                                   4,500
  Investment in available-for-sale security                              18,100

                                                                    -----------
Total current assets and total assets                               $    95,848

                                                                    ===========



                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                  $   116,202
  Other accrued expenses                                                  9,000
                                                                    -----------
    Total current liabilities                                           125,202
                                                                    -----------

Commitments and contingencies


STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.01 par value, authorized 1,000,000 shares;
    issued and outstanding, 1,000,000 shares                            165,000
  Common Stock, $0.01 par value, authorized 24,000,000
    shares; issued 5,400,116 shares, outstanding
    4,982,699 shares                                                     54,001
  Additional paid-in-capital                                          8,317,910
  Accumulated other comprehensive income                                 15,800
  Accumulated deficit                                                (7,762,769)
                                                                    -----------
                                                                        789,942


Less: Treasury stock, 417,417 shares at cost                           (819,296)
                                                                    -----------
Total stockholders' deficit                                             (29,354)
                                                                    -----------
Total liabilities and stockholders' deficit                         $    95,848
                                                                    ===========



        See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


Revenues                                                      $        --    $        --
Other income                                                       43,244         39,422
General and administrative expenses                               (70,784)       (60,186)
                                                              -----------    -----------
Net loss                                                      $   (27,540)   $   (20,764)
                                                              ===========    ===========

Comprehensive loss:

Net loss                                                      $   (27,540)   $   (20,764)
Other comprehensive income (loss) -
  Available-for-sale security:
  Unrealized holding gain (loss) arising during year                3,420         10,350
  Reclassification adjustment for gain included in net loss            --        (39,310)
                                                              -----------    -----------
                                                                    3,420        (28,960)
                                                              -----------    -----------

Comprehensive loss                                            $   (24,120)   $   (49,724)
                                                              ===========    ===========


Net loss per common share-
     basic and diluted                                        $    (0.006)   $    (0.004)
                                                              -----------    -----------
Weighted average common shares outstanding -
     basic and diluted                                          4,982,699      4,982,699
                                                              -----------    -----------



        See the accompanying notes to consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                      ADDITIONAL       OTHER
                                   PREFERRED STOCK              COMMON STOCK            PAID-IN     COMPREHENSIVE    ACCUMULATED
                                SHARES         AMOUNT        SHARES        AMOUNT       CAPITAL        INCOME          DEFICIT
                              -----------   -----------   -----------   -----------   -----------   -------------    -----------

Balances, January 1, 2005              --   $        --     5,400,116   $    54,001   $ 8,317,910   $      41,340    $(7,714,465)

Other comprehensive loss,
  net of reclassification
  adjustment                           --            --            --            --            --         (28,960)            --

Net loss                               --            --            --            --            --              --        (20,764)
                              -----------   -----------   -----------   -----------   -----------   -------------    -----------

Balances, December 31, 2005            --            --     5,400,116   $    54,001   $ 8,317,910   $      12,380    $(7,735,229)

Issuance of Preferred Stock     1,000,000   $   165,000            --            --            --              --             --

Other comprehensive income,
  net of reclassification
  adjustment                           --            --            --            --            --           3,420             --

Net loss                               --            --            --            --            --              --        (27,540)

                              -----------   -----------   -----------   -----------   -----------   -------------    -----------
Balances, December 31, 2006     1,000,000   $   165,000     5,400,116   $    54,001   $ 8,317,910   $      15,800    $(7,762,769)
                              ===========   ===========   ===========   ===========   ===========   =============    ===========


                                                 TOTAL
                                TREASURY      STOCKHOLDERS'
                                 STOCK          DEFICIT
                              -----------    -------------

Balances, January 1, 2005     $  (819,296)   $    (120,510)

Other comprehensive loss,
  net of reclassification
  adjustment                           --          (28,960)

Net loss                               --          (20,764)
                              -----------    -------------

Balances, December 31, 2005   $  (819,296)   $    (170,234)

Issuance of Preferred Stock            --          165,000

Other comprehensive income,
  net of reclassification
  adjustment                           --            3,420

Net loss                               --          (27,540)

                              -----------    -------------
Balances, December 31, 2006   $  (819,296)   $     (29,354)
                              ===========    =============

                           See accompanying notes to consolidated financial
statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                 2006         2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (27,540)   $ (20,764)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Realized gain on sale of available-for-sale security                --      (39,310)
  Changes in operating assets and liabilities:
     Note receivable - net                                        (4,500)          --
     Accounts payable                                            (61,072)      10,103
     Accrued expenses                                                 --       (7,995)
                                                               ---------    ---------
Net cash used in operating activities                            (93,112)     (57,966)
                                                               ---------    ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES
Gross proceeds from sale of available-for-sale security               --       51,960
                                                               ---------    ---------
ET CASH PROVIDED BY FINANCING ACTIVITIES
Gross proceeds from sale of convertible preferred securities     165,000           --
                                                               ---------    ---------


Net increase (decrease) in cash                                   71,888       (6,006)

CASH, beginning of year                                            1,360        7,366
                                                               ---------    ---------
CASH, end of year                                              $  73,248    $   1,360
                                                               =========    =========


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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As indicated above, the Company is a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2006, the Company has cumulative losses of approximately $7.8 million, a diminutive cash balance and negative working capital and stockholders' deficits of approximately $29,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan includes a strategic business combination with a fourth merger candidate.

On December 22, 2005, the Company signed a letter of intent ("LOI") with NPOWR Digital Media, Inc. ("NPOWR"), a California corporation, whereby NPOWR would acquire K2 preferred shares convertible into 1,500,000 shares of K2 common stock for $165,000 and subsequently enter into a merger agreement the Company.

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

On July 27, 2006, the Company and NPOWR determined to abandon the contemplated merger between the parties. Pursuant to the LOI, NPOWR is obligated to pay all expenses of the Company as specified in the LOI to the date of termination. On September 29, 2006, NPOWR executed a promissory note in the amount of $18,253 representing amounts due to the Company under the LOI. The note is payable in four installments, the first due November 1, 2006 in the amount of $4,753 followed by three additional payments of $4,500 on or before December 31, 2006, February 28, 2997 and April 30, 2007. NPOWR paid $4,753 of the promissory note and owed $13,500 at December 31, 2006.

On January 29, 2007, the Registrant signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. has entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares. In addition, NCSI assumed the obligations of NPOWR under the promissory note. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.085 per share to its officers and directors.

Incorporated in Florida in July 2001, NCSI provides architectural/engineering, manufacturing and construction services for modular facilities utilizing concrete and structural insulated panels (SIPS) for use in commercial, educational and municipalities and residential developments. The Company utilizes processes that meet the scrutiny for classrooms as well as several government agencies, including NASA and the Smithsonian.

The parties anticipate closing the merger transaction during K2's second fiscal quarter. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2006.

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

During the year ended December 31, 2006, the Company did not sell any shares of 24/7 stock. For the year ended December 31, 2005, the Company sold 11,000 shares of 24/7 stock for aggregate proceeds of approximately $52,000, recognizing a realized gain of approximately $39,000. At December 31, 2006, the Company had an approximate $15,800 gross unrealized holding gain on the remaining 2,000 shares of 24/7 stock. During the years ended December 31, 2006 and 2005, the change in unrealized holding gain from available-for-sale security was approximately $3,400 and $10,000, respectively.

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

NET LOSS PER COMMON SHARE

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings loss per share excluded dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2006 and 2005 were the same.

STOCK-BASED COMPENSATION

During the year ended December 31, 2006 the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." ("SFAS No. 123R") This statement requires an entity to measure the cost of employee services received in exchange for an award of entity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the reward.

In the fiscal year ended December 31, 2005 the Company complied with SFAS No. 123 "Accounting for Stock-Based Compensation." ("SFAS No. 123R") The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed.

In 2005, the Company accounted for the Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost is recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for the Plans been determined consistent with the fair value approach required by SFAS No. 123R, the Company's net loss and basic and diluted net loss per common share for the year ended December 31, 2005 would have been the following pro forma amounts (in thousands, except for per share data):



                                                          2005
                                                         ------

            Net loss, as reported                        $   (21)

            Stock-based employee compensation
            determined under the fair value
            based method, net of related taxes                (3)
                                                         -------

            Net loss, pro forma                          $   (24)
                                                         =======

            Net loss per common share,
              basic and diluted:

            As reported                                  $(0.004)
                                                         =======

            Pro forma                                    $(0.005)
                                                         =======


The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with following assumptions:
Risk-free interest rate of 4.5%; no expected dividend yields for options granted; expected lives of 4 years and expected stock price volatility of approximately 124%.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principals more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value isused to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective on January 1, 2008 although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. the tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption . The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the adoption year. FIN 48 is effective on January 1, 2007. The Company is currently assessing the potential effect of FIN 48 on the financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. Commitments and contingencies

Although management believes that it has adequately provided for all of its known liabilities at December 31, 2006, the Company may be exposed to potential contingencies related to its business activities that have been discontinued. At the present time, the Company is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements pursuant to SFAS No. 5.

4. Income taxes

The provision (benefit) for income taxes on the net loss for the years ended December 31, 2006 and 2005 differs from the amount computed by applying the Federal statutory rate due to the following:




                                      2006      2005
                                    --------   --------
Statutory Federal income tax rate   (34.0) %      (34.0)%

State and local taxes, net              (5.1)      (5.1)

Valuation allowance and other           39.1       39.1
                                    --------   --------

Effective income tax rate               -- %       -- %
                                    ========   ========



As of December 31, 2006, the Company had net operating loss carryforwards of approximately $8.0 million for federal and state income tax purposes, which are available to reduce future taxable income and will expire through 2025 if not utilized. In addition, a 2001 impairment charge related to the investment in available-for-sale securities of approximately $130,000, net of approximately $1,277,000 deducted (for tax purposes) during the subsequent years for subsequent sales, is not deductible until the securities are sold. The future tax benefits associated with the net operating loss carryforwards and impairment charge were the primary components of an estimated $3.3 million deferred tax asset at December 31, 2006. A valuation allowance has been established for the entire amount of the deferred tax asset since its realization is considered unlikely. Further, a change in the ownership of a majority of the fair market value of the Company's common stock (such as the change in ownership that would occur in the contemplated transaction discussed in Note 1) could significantly delay or limit the utilization of net operating loss carryforwards.

                         K2 DIGITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Stock option plan

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation of up to 225,000 and 500,000 options under the 1996 Plan and 1997 Plan respectively. The number of options available under the 1997 Plan were increased by an additional 400,000 and 800,000 options in 1999 and 2000, respectively, to a total of 1,700,000 options. In January 2001, the Board of Directors and stockholders approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for future issuance of the Company's common stock under the 1997 Plan from 1,700,000 shares to 3,000,000 shares. As of December 31, 2006, there were 2,142,250 shares of common stock available for grant under the Plans. The 1996 Plan expired on January 1, 2006 and the 1997 Plan will expire on June 12, 2007. Under the terms of the Plans, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less that 110% of such fair market value for all options granted.

A summary of the Plans at December 31, 2006, and 2005 is presented in the table below:

                                                             Weighted Average
                                   Shares       Range         Exercise Price
                                   -------   -------------   ----------------

Outstanding at December 31, 2004   982,750   $0.05 - $5.81   $           2.40
Granted                                 --              --                 --
Expired                                 --              --                 --
                                   -------   -------------   ----------------
Outstanding at December 31, 2005   982,750   $0.05 - $5.81   $           2.40
Granted                                 --              --                 --
Expired                                 --              --                 --
                                   -------   -------------   ----------------
Outstanding at December 31, 2006   982,750   $0.05 - $5.81   $           2.40


At December 31, 2006,
  substantially all outstanding
  shares are exercisable           982,750

No options were granted for the year ended December 31, 2006.

Further information about the Company's outstanding stock options at December 31, 2006 is as follow:


                                                 Weighted Average
                                   Number of   Remaining Contractual   Weighted Average
Range of Exercise Prices            Shares        Life (in Years)           Exercise
                                   ---------   ---------------------   ----------------
$0.05                                 40,000                     5.6   $           0.05
$0.66 to $1.09                       181,000                     4.1               0.74
$1.50 to $1.75                       435,000                     1.8               1.52
$2.50 to $2.94                        37,500                     2.5               2.60
$5.00 to $5.81                       289,250                     3.4               5.05
                                   ---------   ---------------------   ----------------

Outstanding at December 31, 2006     982,750                     2.9               2.40

6.   Subsequent Events

On January 29, 2007, the Registrant signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. has entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares. In addition, NCSI assumed the obligations of NPOWR under the promissory note. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.085 per share to its officers and directors.

Incorporated in Florida in July 2001, NCSI provides architectural/engineering, manufacturing and construction services for modular facilities utilizing concrete and structural insulated panels (SIPS) for use in commercial, educational and municipalities and residential developments. The Company utilizes processes that meet the scrutiny for classrooms as well as several government agencies, including NASA and the Smithsonian.

The parties anticipate closing the merger transaction during K2's second fiscal quarter. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

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

Matthew G. de Ganon, age 44, has been a director since he joined the Company in July 1995. Mr. de Ganon resigned from his position as an executive officer of the Company effective August 1, 2001. From that time until April 2002, Mr. de Ganon was employed by Integrated Information Systems, Inc., which purchased certain assets of the Company in August 2001. He was President of the Company from June 1996 to November 1998 and was also the Chief Operating Officer of the Company from July 1995 to November 1997. Mr. de Ganon is currently Vice President and General Manager, Broadband & Consumer Applications at The Weather Channel Interactive. For TWCi, Mr. de Ganon is responsible for leading the company's rapidly expanding efforts in new broadband programming and the consumer applications space. Until June 2004, Mr. de Ganon was president for desktop application developer Arcavista Corporation, a developer of communications software used to synchronize information from the Internet to a PC best known for its work with RCA and American Idol. Mr. de Ganon began his career at NBC, Universal Studio's Motion Pictures Group and also worked as an agent in Los Angeles. He later became Vice President of New Media of SCS, a software developer serving clients such as Marvel Entertainment. For the two years prior to joining the Company, Mr. de Ganon operated a business that created CD-ROM products and offered consulting services regarding the use of electronic delivery to publishers of newsletters and directories. Mr. de Ganon is co-author of the essay, "Overcoming Future Shock on the Superhighway:
Suggestions for Providers and Technocrats," published and presented in the 1994 National Online Conference Proceedings. From August 1992 to July 1993, Mr. de Ganon was the Vice President of New Media of Superior Computer Systems, Inc., a software developer. Mr. de Ganon's work focused on UNIX-based 4GL accounting software customization for corporate clients. From May 1991 to July 1992, Mr. de Ganon was involved in casting administration for the Motion Picture Group of Universal Studios, Inc. He was a franchised theatrical agent with the Stone Manners Agency in Los Angeles, California from August 1987 to May 1991.

Douglas E. Cleek, age 44, who co-founded the Company in 1993, has been a director of the Company since it was reorganized as a corporation in January 1995. From January 1995 until August 2001, Mr. Cleek served as the Company's Executive Vice President--Chief Creative Officer. From 1993 until 1995, Mr. Cleek was a general partner and Co-Creative Director of the Company. While at the company he helped develop many of the industry's firsts, including one of the first CASIE awards for the live webcast of IBM's Deep Blue vs. Kasparov. He has also served as a judge for the CASIE Awards and International Web Page Awards. He then accepted the position of Creative Director at Integrated Information Systems, Inc., when IIS purchased certain assets of K2 Digital, Inc., in August 2001. In March 2002, he resigned his executive position to pursue other opportunities. He currently holds a position as Partner/Creative Director at Magnitude 9.6, Inc., headquartered in New York City. For more than five years prior to that, Mr. Cleek was an art director for William Allen & Co. and its successor, A.J. Bart & Sons, specializing in graphic promotional materials for the travel & hospitality industry.

Gary W. Brown, age 53, has been a director of the Company since February 2000 and joined the Company in April 2000 as Executive Vice President and Chief Operating Officer. Since August 2001, Mr. Brown has served as President, Secretary, Chief Financial Officer and Chief Operating Officer of the Company. In November 2001, Mr. Brown joined Canadian Imperial Bank of Commerce (CIBC World Markets) as Managing Director of the Risk Management Division in the U.S. Region. In March 2004, Mr. Brown was appointed Chief Operating Officer - US Region and in September 2004, President and Chief Executive Officer, CIBC World Markets Corp. and Head of the US Region. Prior to that, Mr. Brown was employed from July 1980 through June 1999 in various management roles with UBS AG, the successor organization to Union Bank of Switzerland, including the role of New York Branch Manager. There he served as Division Head for Structured Finance, one of UBS's six operating divisions in the Americas prior to the merger of UBS with Swiss Bank Corporation in 1998. Post-merger, Mr. Brown was designated Chief Credit Officer-Americas for UBS' investment banking division, Warburg, Dillon Read, where he was responsible for capital commitments of the firm. Mr. Brown held various business development and risk management positions throughout his 19-year career at UBS. He also served as President of the New York Chapter of The Risk Management Association, the trade association for the financial services risk management industry, and as an ex-officio member of the RMA National Board. From 1991-1999, he has served on the Board of Directors of Sefar Americas, a subsidiary of Sefar AG, a manufacturer of Swiss synthetic fabrics. Prior to joining UBS in 1980, Mr. Brown was employed from June 1976 through June 1980 with The Chase Manhattan Bank, having served in various business development functions. Mr. Brown received a Bachelor of Science degree in Business Administration from Oral Roberts University in May 1976. Mr. Brown is a member of the Board of Trustees of Mercy College and a member of the Executive Board of Mercy Ships International.

David R. Sklaver, age 55, has been a director of the Company since 1999. Since January 2004, Mr. Sklaver has been President of KSL Media New York, the second largest independent media buying company in the United States. Prior to that, Mr. Sklaver was President and Chief Executive Officer of UPOC, Inc., a marketing company. From June 1997 to October 2001, Mr. Sklaver was a General Partner and Chief Executive Officer of Artustry Partnership, a strategic and creative marketing company, of which he was a founder. Since October 1995, Mr. Sklaver has also served as President of Phase 2, Inc. From 1993 to 1995, Mr. Sklaver served as President of Wells Rich Greene DDB, an advertising agency handling Fortune 500 clients. Prior to being promoted to President, Mr. Sklaver served as Executive Vice President, Director of Client Services of Wells Rich Greene from 1989 to 1993. From 1986 to 1988, Mr. Sklaver was Executive Vice President, Account Group Head, at advertising agency BBD Needham, New York. From 1984 to 1985, Mr. Sklaver was Managing Director of DDB's Sydney office. From 1978 to 1984, he served in Account Management at DDB New York. Prior to 1978, Mr. Sklaver held positions at Foote, Cone & Belding Advertising and Standard Brands, both advertising agencies.

FILING REQUIREMENTS

The Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2006.

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

ADVISOR FEES

All non-employees serving as members of the Company's Board of Advisors are entitled to receive options to purchase up to 5,000 shares of the Company's common stock upon their election to the Board of Advisors. There were no members serving on a Board of Advisors for the years ending December 31, 2006 or December 31, 2005.

EXECUTIVE COMPENSATION

The following table sets forth, for the last three completed fiscal years, the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer, and those other executive officers (the "Named Executives") who served in executive capacities during fiscal 2006 and had aggregate compensation in excess of $100,000.



                                                                           Annual Compensation (1)      Long Term Compensation
                                                                           -----------------------      ----------------------
                Name and Principal Position                     Year         Salary         Bonus     Restricted         Option
                ---------------------------                     ----         ------         -----     -----------        ------
                                                                                                      Stock Awards       Awards
                                                                                                      ------------       ------

Gary W. Brown, President, Chief Financial Officer and
Secretary (1)(2)                                                2006           --             --          --               --
                                                                2005           --             --          --               --
                                                                2004           --             --          --               --


(1) Mr. Brown accepted compensation less than provided for in his employment agreement during 2001, and has received no salary, compensation or benefits since December 31, 2001. (2) 50,000 shares vested on April 14, 2001 and the remaining 50,000 shares vested on April 14, 2002. Based on the closing price of the Company's common stock on April 14, 2000 of $5.00 per share, the fair market value of the restricted stock awards on the date of grant was $500,000.

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

OPTION GRANTS IN FISCAL 2006 AND 2005

No stock options were granted under the 1996 Plan or the 1997 Plan for the years ended December 31, 2006 and December 31, 2005.

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

No stock options were granted under the 1996 Plan and 300,000 stock options were granted under the 1997 Plan to all executive officers and directors as a group during the fiscal year ended December 31, 2001. Such options are exercisable at prices per share (reflecting the fair market value on the dates of grant) of $0.75 under the 1997 Plan. None of such options were exercised during fiscal 2006.

OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

The table set forth below shows the value of unexercised options under the 1996 Plan and the 1997 Plan held on December 31, 2006 by each of the Named Executives or Directors.


                                                                                               Value of
                                                         Number of Securities            Unexercised In-the-Money
                             Shares                     Underlying Unexercised          Options held on December 31,
                            Acquired                 Options at December 31, 2006             2006 ($)(1)
                               on         Value      ----------------------------      -----------------------------
Name                        Exercise     Realized    Exercisable    Unexercisable      Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------

Gary W. Brown                  --          --        368,000(2)           --                --              --



(1) Based on the closing price of the Company's common stock on December 31, 2006, the last day in fiscal 2006 on which the markets were open for business, which was $0.06.
(2) Represents 346,000 options granted under the 1997 Plan and 22,000 options granted under the 1996 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information, as of March 30, 2007 as to the beneficial ownership of common stock (including shares which may be acquired within 60 days pursuant to stock options) of each director of the Company, the Chief Executive Officer of the Company, all directors and executive officers as a group and persons known by the Company to beneficially own 5% or more of the common stock. Except as set forth below, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such person. Except as otherwise indicated, the address of each person included in the table to the Company, in c/o Thomas G. Amon, Attorney at Law, 500 Fifth Avenue, Suite 1650, New York, New York 10110.


                              Shares of Common Stock
Name of Owner                   Beneficially Owned        Percent of Class (1)
                              ----------------------      --------------------

Matthew G. de Ganon                          426,335(2)                    8.6

Douglas E. Cleek                             424,281(2)                    8.5

Gary W. Brown                              1,348,069(3)                   27.1

David Sklaver                                 15,000(4)                      *

All Directors and Executive                2,213,685(5)                   44.4

Officers as a group (4 persons)

      *Less than one percent.

(1) Does not give effect to: (i) shares held in treasury and (ii) options held by persons other than the persons named above. Does not include 1,000,000 shares of Series A stock issued to NPOWR Digital Media, Inc. and subsequently acquired by Avante Holding Group, Inc.which are convertible into 1,500,000 common shares.

(2) Messrs. de Ganon and Cleek resigned from their positions as officers of the Company effective August 1, 2001. Pursuant to a 10-year voting agreement entered into by Messrs. de Ganon, Cleek, David Centner (a former Chief Operating Officer and Director of the Company) and Bradley Szollose (a former Secretary and Director of the Company), effective July 26, 1996 (the "Voting Agreement"), the voting control over 498,158 shares held by Messrs. Cleek, Centner and Szollose and Mr. Cleek are vested in Mr. de Ganon. Such shares subject to the Voting Agreement must be voted in favor of the election of Mr. de Ganon. In addition, the Voting Agreement grants each party thereto a right of first refusal as to the sale of the others' common stock. Messrs. de Ganon, Cleek, Centner and Szollose each disclaim beneficial ownership of those shares with respect to which they are not record owners. The Voting Agreement expired on July 26, 2006.

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

(5) Includes 760,500 shares underlying presently exercisable stock options and 50,000 shares underlying unvested stock options, all of which vest upon the occurrence of certain change of control transactions. Note that 430,531 of the 2,711,843 shares are subject to the Voting Agreement described above and are therefore listed as beneficially owned by both Mr. de Ganon and Mr. Cleek. These shares are counted only once for purposes of the aggregate number of shares of common stock beneficially owned by all directors and executive officers as a group.

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

                                     PART IV


ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:                                Page

1. Report of Independent Registered Public Accounting Firm..................F-1

2. Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2006..............................F-2

Consolidated Statements of Operations and Comprehensive Loss -
  For the years ended December 31, 2006 and 2005............................F-3

Consolidated Statements of Stockholders' Deficit - For the years ended December 31, 2006 and 2005..........................................F-4

Consolidated Statements of Cash Flows - For the years ended
  December 31, 2006 and 2005 ...............................................F-5

  Notes to Consolidated Financial Statements......... .................F-6 - 13


(b)  Exhibits

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



* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Filed herewith.

(c) REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the last quarter of the period covered by this report and the current period.

(i) Form 8-K filed January 25, 2006, reporting under Item 1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Audit fees for the fiscal years ended December 31, 2006 and 2005 were approximately $20,000 and $17,500 respectively.

Audit Related Fees

Audit related fees for the fiscal years ended December 31, 2006 and 2005 were approximately $0. Audit related services generally included fees for contemplated business combinations and SEC reporting obligations.

Tax Fees

The Company did not engage Rothstein, Kass & Company, P.C. in connection with any tax compliance or other matters.

All Other Fees

All other fees for products and services provided by Rothstein, Kass & Company, P.C., the Company's principal accountant, for the fiscal years ended December 31, 2006 and 2005 were $0.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 DIGITAL, INC.

Dated: March 30, 2007


                                        By: /s/ Gary W. Brown
                                            --------------------------------
                                            Gary W. Brown, President



          Signature                                Title                                          Date
          ---------                                -----                                          ----

/s/ Matthew G. de Ganon         Chairman of the Board, Director                               March 30, 2007
--------------------------
Matthew G. de Ganon


/s/ Gary W. Brown               President, Chief Operating Officer, Chief Financial           March 30, 2007
--------------------------       Officer (Principal Financial and Accounting Officer),
Gary W. Brown                    Secretary and Director

/s/ Douglas E. Cleek            Director                                                      March 30, 2007
--------------------------
Douglas E. Cleek

/s/ David R. Sklaver            Director                                                      March 30, 2007
--------------------------
David R. Sklaver

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