Form 10QSB
period 2007-03-31
K2 DIGITAL INC
filed 2007-05-14
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 1-11873

                                K2 DIGITAL, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)



             Delaware                              13-3886065
  -------------------------------     --------------------------------------
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

Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




                  Class                            Outstanding at May14, 2007
-----------------------------------------          --------------------------
  Common stock, par value $.01 per share                   4,982,699


           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                      INDEX

                                      PAGE



                                                     PART 1 - FINANCIAL INFORMATION




Item 1.  Financial Statements


         Condensed consolidated balance sheet - March 31, 2007 (unaudited).....................................................2

         Condensed consolidated statements of operations and comprehensive loss
              - three month periods ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)............................3

         Condensed consolidated statements of cash flows
              - three month periods ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)............................4

         Notes to condensed consolidated financial statements..................................................................5



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................................9

Item 3. Controls and Procedures...............................................................................................11

                                                     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .....................................................................................12


SIGNATURES ...................................................................................................................12



                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS:


Cash ........................................................................   $    70,664
Note receivable - net .......................................................         4,500
Investment in security available-for-sale ...................................        16,060
                                                                                -----------
      Total current assets ..................................................   $    91,224
                                                                                ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:


   Accounts payable .........................................................   $   124,510
   Accrued expenses .........................................................         9,000
                                                                                -----------

      Total current liabilities .............................................       133,510
                                                                                -----------
STOCKHOLDERS' DEFICIT:
   Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized,
      issued and outstanding ................................................       165,000
   Common Stock, $0.01 par value, 24,000,000 shares authorized; 5,400,116
      shares issued .........................................................        54,001
   Additional paid-in capital ...............................................     8,317,910
   Accumulated other comprehensive income ...................................        13,760
   Accumulated deficit ......................................................    (7,773,661)
   Less:  Treasury stock, 417,417 shares, at cost ...........................      (819,296)
                                                                                -----------

Total stockholders' deficit .................................................       (42,286)
                                                                                -----------

         Total liabilities and stockholders' deficit ........................   $    91,224
                                                                                ===========



              See the accompanying notes to condensed consolidated
                         interim financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2007            2006

Revenues                                                   $        --    $        --
Other income                                                       895            800
General and administrative expenses                             11,787         12,388
                                                           -----------    -----------

Net loss                                                   $   (10,892)   $   (11,588)
                                                           ===========    ===========



Comprehensive loss:

Net loss                                                   $   (10,892)   $   (11,588)
Other comprehensive loss, unrealized holding gain (loss)
on available-for-sale security arising  during  the
period:                                                         (2,040)         6,240
                                                           -----------    -----------

Comprehensive loss                                         $   (12,932)   $    (5,348)
                                                           ===========    ===========

Net loss per common share -
     basic and diluted                                     $    (0.002)   $    (0.002)
                                                           -----------    -----------

Weighted average common shares outstanding -
     basic and diluted                                       4,982,699      4,982,699
                                                           -----------    -----------




               See the accompanying notes to condensed consolidated
                         interim financial statements.

                        K2 DIGITAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,

                                                                      2007           2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $ (10,892)     $ (11,588)
Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                              8,308        (62,764)
                                                                   ---------      ---------
Net cash used in operating activities                                 (2,584)       (74,352)

CASH PROVIDED BY FINANCING ACTIVITIES
  Gross proceeds from sale of convertible preferred securities            --        165,000
                                                                   ---------      ---------
Net increase (decrease) in cash                                       (2,584)        90,648

CASH, beginning of period
                                                                      73,248          1,360
                                                                   ---------      ---------

CASH, end of period                                                $  70,664      $  92,008
                                                                   =========      =========




              See the accompanying notes to condensed consolidated
                         interim financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
    NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. PRIOR BUSINESS AND GOING CONCERN CONSIDERATION

Through August 2001, K2 Digital, Inc. (together with its wholly-owned subsidiary, collectively, the "Company") was a strategic digital services company that provided consulting and development services including analysis, planning, systems design and implementation. In August 2001, the Company completed the sale of fixed and intangible assets essential to its business operations to an unrelated party, Integrated Information Systems, Inc. ("IIS") and effectively became a "shell" company with no revenues and continuing general and administrative expenses.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at March 31, 2007, the Company has an accumulated deficit of approximately $7.8 million, a minimal cash balance and working capital and stockholders' deficits of approximately $42,300. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 29, 2007, the Company signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. has entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares.

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

The parties anticipate closing the merger transaction during K2's second fiscal quarter. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties. There is no assurance that the merger will close. In such case, the Company will continue to actively seek other business alternatives, through acquisition or merger or consider other options such as liquidation of the Company under Chapter 7 of the U.S. Bankruptcy Code.


SUBSEQUENT EVENTS

Under the terms of the termination of the agreement with NPOWR, certain amounts owed to K2 under the LOI were payable in the form of a note. With the acquisition by Avante of the K2 preferred stock held by NPOWR, $13,500 due under the note was assumed by Avante. The note was paid in full subsequent to March 31, 2007.

On April 27, 2007, the Company signed a Merger Agreement with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub"). In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc., an affiliate of NCSI, has acquired 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares. Further, prior to closing of the transaction, K2 shall be entitled to issue up to 500,000 stock options with an exercise price of $0.085 per share to its officers and directors.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2007 and the financial results for the three months ended March 31, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated interim financial statements include the accounts of K2 Digital, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER SHARE

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic loss per share excluded dilution and is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three months ended March 31, 2007 and 2006 were the same.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issues to Employees." Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The compensation amount includes (i) compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and (ii) compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS 123R. During the three months ended March 31, 2007 and 2006, the Company did not grant options pursuant to its stock option plans.

3.       CONVERTIBLE PREFERRED STOCK


The Company is authorized to issue 1,000,000 shares of its convertible preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors and shareholders. Each holder of preferred shares is entitled to one vote for each full share of common stock into which such holders' preferred shares would be convertible. In the event of any liquidation, dissolution, or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distributions to the holders of common stock, the amount of $0.165 per share of preferred stock. If that amount is not sufficient to meet the full preferential amount to which the holders of the preferred stock are entitled, then the entire assets of the Company shall be distributed to the holders of the preferred stock on a proportional basis. During the quarter ended March 31, 2006, the Company completed the sale of 1,000,000 shares of its convertible preferred shares at a purchase price of $165,000. These shares are convertible into 1,500,000 common shares at a ratio of 1 preferred share to 1.5 common shares, at the discretion of the Board of Directors and shareholders. These shares do not carry a dividend and are not redeemable by the Company.

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

On January 29, 2007, the Registrant signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. has entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares.

The parties anticipate closing the merger transaction during K2's second fiscal quarter. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

On April 27, 2007, the Registrant signed a Merger Agreement with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub"). In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc., an affiliate of NCSI, has acquired 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares.

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

RESULTS OF OPERATIONS

During the three ended March 31, 2007, the Company, operating as a "shell," incurred a net loss of approximately $10,900. During the three months ended March 31, 2006, the Company incurred a net loss of approximately $11,600. The Company's net loss for the three months ended March 31, 2007 consists primarily of accounting, legal and other expenses related to maintaining the "shell" corporation.

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

The Company's cash balance of $70,664 at March 31, 2007 decreased by ($2,584) or approximately 3.5% compared to the $73,248 cash balance at December 31, 2006. This decrease is primarily due to the Company's ongoing expenses of operating a "shell".

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

         3.2(b)   Amendment to By-laws of the Company*

         3.3 Letter Agreement, dated June 28, 2002, between the Company and First Step***

         4.1      Common Stock Certificate*

         4.2      Voting Agreement among Messrs. Centner, de Ganon, Cleek and
                  Szollose*

         32.1     Sarbanes-Oxley Act Section 302 Certification

         32.2     Sarbanes-Oxley Act Section 900 Certification



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




Date:    May 14, 2007

                                         By: /s/ Gary Brown
                                             -----------------------------
                                             Gary Brown
                                             President
                                             (Principal Financial and
                                                Accounting Officer)