Form 10QSB
period 2007-06-30
K2 DIGITAL INC
filed 2007-08-08
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 1-11873

                                K2 DIGITAL, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                              13-3886065
                 --------                              ----------
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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                       Outstanding at July 31, 2007
                  -----                       ----------------------------
Common stock, par value $.01 per share                  4,982,699

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                         K2 DIGITAL, INC. AND SUBSIDIARY

                                   INDEX PAGE

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed consolidated balance sheet - June 30, 2007 (unaudited).........    2

  Condensed consolidated statements of operations and comprehensive loss
    - three and six months ended June 30, 2007 (unaudited) and June 30,
    2006 (unaudited).......................................................    3

  Condensed consolidated statements of cash flows
    - three and six months ended June 30, 2007 (unaudited) and June 30,
    2006 (unaudited).......................................................    4

  Notes to condensed consolidated financial statements.....................    5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................    9

Item 3. Controls and Procedures............................................   11

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................   12

SIGNATURES ................................................................   12

                                     PART I
                              FINANCIAL INFORMATION

                         K2 DIGITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

Cash ............................................................   $   102,045
                                                                    -----------
    Total current and total assets ..............................   $   102,045
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable ..............................................   $   208,327
  Accrued expenses ..............................................         9,000
                                                                    -----------
    Total current liabilities ...................................       217,327
                                                                    -----------
STOCKHOLDERS' DEFICIT:

  Convertible preferred stock, $0.01 par value, 1,000,000 shares
    authorized; 1,000,000 shares issued and outstanding .........       165,000
  Common Stock, $0.01 par value, 24,000,000 shares authorized;
    5,400,116 shares issued and 4,982,699 shares outstanding ....        54,001
  Additional paid-in capital ....................................     8,323,450
  Accumulated other comprehensive income ........................            --
  Accumulated deficit ...........................................    (7,838,437)
                                                                    -----------
                                                                        704,014
  Less: Treasury stock, 417,417 shares, at cost .................      (819,296)
                                                                    -----------

Total stockholders' deficit .....................................      (115,282)
                                                                    -----------
    Total liabilities and stockholders' deficit .................   $   102,045
                                                                    ===========

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                              -------------------------   -------------------------
                                                                  2007          2006          2007         2006
                                                              -----------   -----------   -----------   -----------
Revenues ..................................................   $        --   $        --   $        --   $        --
Other income ..............................................        27,767        31,117        28,662        31,917
General and administrative expenses .......................       (92,543)      (36,617)     (104,330)      (49,005)
                                                              -----------   -----------   -----------   -----------
Net  loss .................................................   $   (64,776)  $    (5,500)  $   (75,668)  $   (17,088)
                                                              ===========   ===========   ===========   ===========
Comprehensive loss:
Net loss ..................................................   $   (64,776)  $    (5,500)  $   (75,668)  $   (17,088)
Other comprehensive loss,
  unrealized gain (loss) on available-for-sale security:
  Realized holding gain (loss) arising during the period ..       (13,760)       (3,360)      (15,800)        2,880
                                                              -----------   -----------   -----------   -----------
Comprehensive loss ........................................   $   (78,536)  $    (8,860)  $   (91,468)  $   (14,208)
                                                              ===========   ===========   ===========   ===========
Net loss per common share -
  basic and diluted .......................................   $    (0.013)  $    (0.001)  $    (0.015)  $    (0.003)
                                                              -----------   -----------   -----------   -----------
Weighted average common shares outstanding -
  basic and diluted .......................................     4,982,699     4,982,699     4,982,699     4,982,699
                                                              -----------   -----------   -----------   -----------

   See the accompanying notes to condensed consolidated financial statements.

                         K2 DIGITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          -------------------
                                                            2007       2006
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................   $(75,668)  $(17,088)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Stock Based compensation...............................      5,540
Realized gain on sale of available-for-sale security ..    (17,700)
  Changes in operating assets and liabilities:
     Note receivable-net                                     4,500
     Accounts payable and accrued expenses ............     92,125    (62,764)
                                                          --------   --------
Net cash provided by (used) in operating activities ...      8,797    (79,852)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
  Gross proceeds from sale of available-for-sale
    security ..........................................     20,000
  Gross proceeds from sale of convertible preferred
    securities ........................................               165,000
                                                          --------   --------
Net increase in cash ..................................     28,797   $ 85,148
CASH, beginning of period .............................     73,248      1,360
                                                          --------   --------
CASH, end of period ...................................   $102,045   $ 86,508
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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company sold fixed and intangible assets essential to its business operations to IIS and effectively became a "shell" company with no operational revenues and continuing general and administrative expenses. Further, at June 30, 2007, the Company has cumulative losses of approximately $7.8 million, a minimal cash balance and working capital and stockholders' deficits of approximately $115,300. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 27, 2006, the Company and NPOWR determined to abandon the contemplated merger between the parties. Pursuant to the LOI, NPOWR was obligated to pay all expenses of the Company as specified in the LOI to the date of termination. On September 29, 2006, NPOWR executed a promissory note in the amount of $18,253 representing amounts due to the Company under the LOI. The note has been paid in full.

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

Under the terms of the termination of the agreement with NPOWR, certain amounts owed to K2 under the LOI were payable in the form of a note. With the acquisition of the NPOWR preferred stock by Avante, $13,500 due under the note was assumed by Avante. The note was paid in full during the quarter ended June 30, 2007.

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

The parties anticipate closing the merger transaction during K2's third fiscal quarter. The Company has filed a proxy statement in relation to a Special Stockholders Meeting to be held on August 9, 2007. The purpose of the meeting is to vote on the merger with NCSI, a name change and 1x10 reverse stock split. The transaction is subject to the normal conditions for closing, including satisfactory due diligence by the parties.

SUBSEQUENT EVENTS

On July 24, 2007 the Company filed a proxy statement pursuant to Section 14a of the Securities Exchange Act of 1934 outlining the planned merger with NCSI. A Special Stockholders Meeting to vote on the planned merger, a name change and 1x10 reverse stock split has been scheduled for 10:00am on August 9, 2007 at the law offices of Thomas G. Amon, 500 Fifth Avenue, Suite 1650, New York, NY 10110.

2. BASIS OF PRESENTATION, NET LOSS PER SHARE AND NEW ACCOUNTING PRONOUNCEMENTS

GENERAL

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2007 and the financial results for the three and six months ended June 30, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NET LOSS PER SHARE

The Company complies with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic loss per share excluded dilution and is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted loss per common share for the three and six months ended June 30, 2007 and 2006 were the same.

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

In the quarter ended June 30, 2007 in accordance with the terms of the Merger Agreement with NCSI, the directors and officer of the Company were granted options to purchase 500,000 shares of common stock at an exercise price of $0.85 per share. The total expense associated with the plan was approximately $5,540 for the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, the Company did not grant options pursuant to its stock option plans.

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

On July 27, 2006, the Company and NPOWR determined to abandon the contemplated merger between the parties. Pursuant to the LOI, NPOWR was obligated to pay all expenses of the Company as specified in the LOI to the date of termination. On September 29, 2006, NPOWR executed a promissory note in the amount of $18,253 representing amounts due to the Company under the LOI. The note was payable in four installments, the first due November 1, 2006 in the amount of $4,753 followed by three additional payments of $4,500 on or before December 31, 2006, February 28, 2007 and April 30, 2007. The Company has established a provision for $9,000 for to amounts due after December 31, 2006. The note was paid in full during the quarter ended June 30, 2007.

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

On April 27, 2007, the Company signed a Merger Agreement with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub"). In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc., an affiliate of NCSI, has acquired from NPOWR 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares.

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

The parties anticipate closing the Merger transaction on August 9, 2007.

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2007, the Company, operating as a "shell," incurred a net loss of approximately ($64,800) and ($75,700), respectively. During the three and six months ended June 30, 2006, the Company incurred net losses of approximately ($5,500) and ($17,100) respectively. The Company's net loss for the three and six months ended June 30, 2007 consists primarily of accounting, legal and other expenses related to maintaining the "shell" corporation and legal expenses related to the proposed merger with NCSI, offset by collection in full of a previously written-off note receivable and realized gain on sale of security.

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

The Company's cash balance of $102,045 at June 30, 2007 increased by $28,797 or approximately 39.3% compared to the $73,248 cash balance at December 31, 2006. This increase is primarily due to the sale of available-for-sale securities and collection of a note receivable, reduced by the Company's ongoing expenses of operating a "shell".

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

               4.1      Common Stock Certificate*

               4.2 Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

               31.1     Sarbanes-Oxley Act Section 302 Certification

               32.1     Sarbanes-Oxley Act Section 900 Certification

      (b)   Form 8-Ks

      During the quarter ending June 30, 2007, the Registrant filed one current report on Form 8-K, on March 27, 2007 reporting the execution of a Merger Agreement with New Century Structures, Inc..

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

                                K2 DIGITAL, INC.

Date: August 8, 2007

                                        By: /s/ Gary Brown
                                            ------------------------------------
                                            Gary Brown
                                            President
                                            (Principal Financial and
                                              Accounting Officer)