Form 10QSB
period 2007-09-30
Accelerated Building Concepts CORP
filed 2007-11-19
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AN EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number 1-11873

ACCELERATED BUILDING CONCEPTS CORPORATION
(Exact Name of Registrant as specified in its charter)

DELAWARE	13-3886065
(State of Incorporation)	(IRS Employer Identification Number)

2910 Bush Drive, Melbourne, FL	32935
(Address of Principal Executive Offices)	(Zip Code)

321-421-6601
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At September 30, 2007, 7,135,132 shares of the registrant’s common stock (no par value) were outstanding.

Transitional small business disclosure format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	2

	CONSOLIDATED BALANCE SHEETS:	2
	SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	CONSOLIDATED STATEMENT OF INCOME:
	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	4

	CONSOLIDATED STATEMENT OF CASH FLOWS:
	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
	SEPTEMBER 30, 2007	6

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3	CONTROLS AND PROCEDURES	17

PART II	OTHER INFORMATION	17

ITEM 1	LEGAL PROCEEDINGS	17

ITEM 2	CHANGES IN SECURITIES	18

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	18

ITEM 5	OTHER INFORMATION	18

ITEM 6	EXHIBITS	18

	SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	(unaudited)
	September 30,	December 31,
	2007	2006

Current Assets
Cash	$3,774	$73,248
Accounts Receivable, Net	119,571	-
Note Receivable, Net	-	4,500
Investment in Available-for-Sale Security	-	18,100
Prepaid Expenses	49,904	-

Total Current Assets	173,249	95,848

Property, Plant and Equipment, Net	624,802	-

Total Assets	$798,051	$95,848

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

	(unaudited)
	September 30,	December 31,
	2007	2006

Current Liabilities
Notes Payable, Current Portion	$510,181	$-
Accounts Payable and Accrued Expenses	727,688	125,202
Accrued Payroll and Taxes	224,113	-
Deferred Revenue	98,206	-

Total Current Liabilities	1,560,188	125,202

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	752,384	-

Total Noncurrent Liabilities	752,384	-

Total Liabilities	2,312,572	125,202

Stockholders' Equity
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 and 1,000,000 shares issued and 4,982,699 outstanding, respectively	-	165,000
Common stock, $0.01 par value, 24,000,000 shares authorized; 7,135,132 shares issued and 7,093,390 outstanding 5,400,116 shares issued and outstanding, respectively	71,351	54,001
Distributions	(158,283)	-
Additional Paid In Capital	9,840,614	8,317,910
Treasury Stock	(819,296)	(819,296)
Accumulated Other Comprehensive Income	25,722	15,800
Accumulated Deficit	(10,474,629)	(7,762,769)

Total Stockholders' Equity	(1,514,521)	(29,354)

Total Liabilities and Stockholders' Equity	$798,051	$95,848

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statement of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$110,972	$10,281	$1,789,643	$42,198
Cost of Sales	265,699	-	1,314,469	-
Gross Profit	(154,727)	10,281	475,174	42,198
Operating Expenses	142,504	15,101	693,801	64,106
Income From Operations	(297,231)	(4,820)	(218,627)	(21,908)
Interest Income / (Expense), Net	(55,164)	-	(127,125)	-

Net Loss	$(352,395)	$(4,820)	$(345,752)	$(21,908)

Comprehensive Loss:
Net Loss	$(352,395)	$(4,820)	$(345,752)	$(21,908)
Other Comprehensive Loss, unrealized gain (loss) on available- for-sale security:		(480)		2,400
Realized holding gain (loss) arising during the period	-	0	(10,078)	-

Comprehensive Loss	$(352,395)	$(5,300)	$(355,830)	$(19,508)

Net Income (Loss) Per Share:
Basic and diluted based upon 6,549,078 weighted average shares outstanding	$(0.05)
Basic and diluted based upon 4,982,699 weighted average shares outstanding		$(0.001)
Basic and diluted based upon 6,505,069 weighted average shares outstanding			$(0.05)
Basic and diluted based upon 4,982,699 weighted average shares outstanding				$(0.004)

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(345,752)	$(21,908)
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	93,143	-
Stock Based Compensation	5,540	-
Realized Gain on Sale of Available-for-Sale Security	(22,131)	-
Conversion of Convertible Preferred Securities	(165,000)	-
Assumed Notes Payable in Acquisition, Net	790,686
Distributions Acquired in Acquisition	(158,283)
Accumulated Deficit Acquired in Acquisition	(2,366,108)	-
Decrease (Increase) In:
Accounts Receivable, Net	(119,571)	-
Note Receivable, Net	4,500	(9,253)
Investment in Available-for-Sale Security	18,100	-
Prepaid Expenses and Other Current Assets	(49,904)	-
Increase (Decrease) In:
Accounts Payable, Accrued Expenses and Taxes Payable	879,292	(59,862)
Deferred Revenue	98,206	-

Net Cash (Used In) Operating Activities	(1,337,282)	(91,023)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(717,945)	-

Net Cash Used In Investing Activities	(717,945)	-

Cash Flows From Financing Activities:
Gross Proceeds from Sale of Convertible Preferred Securities	-	165,000
Gross Proceeds from Sale of Available-for-Sale Security	20,000	-
Issuance of Notes Payable	499,337
Repayment of Notes Payable	(27,458)	-
Additional Paid-in Capital	1,493,874	-

Net Cash Provided By Financing Activities	1,985,753	165,000

Net Increase (Decrease) in Cash	(69,474)	73,977

Cash at Beginning of Year	73,248	1,360

Cash at End of Period	$3,774	$75,337

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$129,098	$-
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2006.

Accelerated Building Concepts Corporation (“ABCC” or the “Company”), was formerly known as K2 Digital, Inc., a Delaware corporation formed in 1993. In August 2007, the shareholders approved a name change. Reference to ABCC will include the period prior to the name change.

Through August 2001, ABCC (together with its wholly-owned subsidiary, collectively, the "Company") was a strategic digital services company that provided consulting and development services including analysis, planning, systems design and implementation. In August 2001, the Company completed the sale of fixed and intangible assets essential to its business operations to an unrelated party, Integrated Information Systems, Inc. ("IIS") and effectively became a "shell" company with no revenues and continuing general and administrative expenses.

On August 10, 2007, ABCC’s wholly-owned subsidiary, K2 Acquisition Corporation (“K2AC”), merged with New Century Structures, Inc. (“NCSI”), a Florida corporation, with NCSI the surviving entity.

NCSI, incorporated in July 2001, provides architectural / engineering, manufacturing and construction services for modular facilities utilizing concrete and structural insulated panels (SIPs) for use in commercial, educational, municipalities and residential developments. The Company utilizes processes that meet the requirements for classrooms as well as several government agencies, including NASA and The Smithsonian.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, New Century Structures, Inc. All significant intercompany transactions have been eliminated in consolidation. Intercompany transactions include the loans from the parent to its subsidiaries.

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusions would be anti-dilutive.

In accordance with SAB No. 98, Earnings Per Share, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration in the periods presented.

Share and per-share data presented, reflects the reverse 1 for 10 share stock split effective August 10, 2007.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Nine Months September 30,
	2007	2006
Numerator
Net Income	$(345,752)	$(21,908)
Denominator
Basic and diluted
Weighted average common shares outstanding	6,689,633	4,982,699
Denominator in basic calculation	6,689,633	4,982,699
Basic and diluted net income (loss) per share	$(0.05)	$(0.00)

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. As of September 30, 2007, the Company had one operating segment.

NOTE 2 - ACQUISITIONS, MERGERS AND NEW SUBSIDIARIES FORMED

K2 Acquisition Corp.

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

On January 29, 2007, the Company signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with K2 Acquisition Corp. ("Merger Sub"). The Merger Sub and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own 648,274 post merger shares representing 12.9% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares (which represents 150,000 post merger shares of the current K2 shareholders).

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 2 - ACQUISITIONS, MERGERS AND NEW SUBSIDIARIES FORMED (continued)

On April 27, 2007, the Company signed a Merger Agreement with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI would merge with the Merger Sub. In connection with the merger, the shareholders of NCSI would acquire a controlling interest in K2. NCSI's designees would be appointed as directors of K2 and the Board and shareholders would approve a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own 648,274 post merger shares representing 12.9% of the post merger shares issued and outstanding.

Under the terms of the termination of the agreement with NPOWR, certain amounts owed to K2 under the LOI were payable in the form of a note. With the acquisition of the NPOWR preferred stock by Avante, $13,500 due under the note was assumed by Avante. The note was paid in full during the quarter ended June 30, 2007.

On August 10, 2007, the merger between K2 Acquisition Corp. and New Century Structures, Inc. was completed with New Century Structures, Inc. being the surviving company.

New Century Structures, Inc.

New Century Structures, Inc. (“NCSI”) of Florida was incorporated in May 2001 under the name of M3'T, Inc. In July 2003, the Company changed its name to New Century Structures, Inc.  The Company was originally incorporated as an "S" Corporation. In 2006, the Company filed with the Internal Revenue Service to change its filing status to a "C" Corporation.

NOTE 3 - BALANCE SHEET DETAILS

Note receivable consists of the following:

	September 30,	December 31,
	2007	2006
Note receivable	$-	$4,500

Investment in available-for-sale securities consists of the following:

	September 30,	December 31,
	2007	2006
Investment in Available-for-Sale Security	$-	$18,100

Property and equipment consist of the following:

	Useful	September 30,	December 31,
	Life	2007	2006
Facility	20	$172,688	$-
Capital Improvements	5	55,610	-
Machinery & equipment	5	347,971	-
Heavy equipment	7	228,681	-
Vehicles and trailers	4	7,000	-
Computer equipment	3	450	-
Furniture and fixtures	5	25,773	-
		838,173	-
Less: accumulated depreciation		(213,371)	-
Net property and equipment		$624,802	$-

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 3 – BALANCE SHEET DETAILS (continued)

Depreciation expense was $93,143 and $0 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

Notes payable consists of the following:

	Due	September 30,	December 31,
	Date	2007	2006
Avante Holding Group, Inc.	July 2008	$264,618	$-
Regions Bank	June 2012	486,242	-
Caterpillar Financial Services Corporation	July 2008	9,003	-
Caterpillar Financial Services Corporation	July 2009	37,400	-
Bank of America	February 2013	100,000	-
Wells Fargo	April 2012	21,637	-
Wells Fargo	September 2011	89,943
Weaver Precast of Florida, LLC	December 2009	253,722	-
		1,262,565	-
Less: Current portion		510,181	-
Total long-term debt		$752,384	$-

Commitments consist of the following:

The Company leases the property where its manufacturing operation is located. The lease expires in December 31, 2007. Monthly lease payments are $4,000.00.

Future minimum obligations for the above lease are as follows:

December 31,
2007	$12,000

Total Minimum Lease Obligations	$12,000

NOTE 4 – RELATED PARTIES

Michael W. Hawkins, formerly was a Director and the Vice President of Finance for NCSI, is also CEO and principal shareholder for Avante Holding Group, Inc. (“Avante”) and the Managing Member for GAMI, LLC (“GAMI”). Avante and GAMI each own shares of stock of the Company. Prior to the merger, Mr. Hawkins, indirectly through the issuance of stock to various companies controlled by himself, owned in NCSI approximately 42.2% of the Common Stock issued, 25% of the Series A Preferred Stock, 100% of the Series B Preferred Stock, and 28.4% of the Series D Preferred Stock of NCSI.  Post merger these shares were converted into common stock of the Company.

NCSI has contracted with Avante for certain investment banking and consulting services to be provided pursuant to two agreements between NCSI and Avante.

NCSI and Avante entered into a Consulting Agreement on January 1, 2006 to provide corporate guidance and financial and accounting services. As compensation, Avante receives $10,000 per month and bonus compensation. Under this agreement Avante has the unilateral authority to hire additional personnel required to perform investor relations, financial administration, and executive oversight and request reimbursement from NCSI on a reimbursable expense basis. The term of this agreement is for three years with one additional automatic three-year extension.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 4 – RELATED PARTIES (continued)

On May 31, 2005, NCSI and Avante entered into a one-year Revolving Credit Agreement for $500,000. Interest is payable on the note at the rate of prime plus 4%. On May 31, 2006, Avante renewed the agreement for one year. An Amendment to the Agreement was executed in December 2006 providing an additional $500,000 credit for a total of $1,000,000. As of September 30, 2007, the balance due to Avante under this Agreement was $264,618. In August 2007, various entities which had been given participation rights in the Avante Revolving Credit Agreement as collateral for notes owed by Avante to them, elected to call their notes.  Each entity elected to satisfy their obligations by taking shares of common stock of ABCC in lieu of cash. The Company issued an aggregate of 2,000,000 shares to six separate and unrelated entities in satisfaction of their obligations.

NCSI and Avante entered into an Exclusive Investment Banking Services Agreement on January 1, 2006 to provide merger and acquisition consulting services. The term of the agreement is for three years. Compensation is based upon a double Lehman Formula.

Michael W. Hawkins has personally guaranteed several obligations with the primary guarantee of Regions Bank. In addition to the various notes identified above, he has also personally guaranteed the Company note payable balance with Wells Fargo associated with the financing of a cement truck.

On July 1, 2006, GAMI contracted with Alternative Construction by ProSteel Builders, Inc. (f/k/a ProSteel Builders Corporation) (“ACPSB”) for the construction of a new office building for GAMI located in Melbourne, Florida. ACPSB subcontracted a portion of the construction to NCSI. The full contract value with ACPSB was $742,500. The contract, with change orders, between ACPSB and NCSI was $993,930. All balances due to the Company as of June 30, 2007 were paid in full. The contract and all related activities were done as an arms length transaction.

Joseph Sorci, the CEO for the Company, is also CEO and principal shareholder for Florida Architects, Inc. (“FLA”). FLA performs various architectural roles for the Company in conjunction with evaluating, bidding, planning and actual building of the Company’s projects. All transactions are conducted as an arms length transaction.

Joseph Sorci has personally guaranteed several obligations with vendors, banks and other business related entities. The primary guarantees are with Regions Bank, Weaver Precast of Florida, LLC and other notes payable.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

ABCC has authorized 24,000,000 common shares, issued 7,135,132 common shares, and 7,043,390 outstanding, at $0.01 par value.

In connection with the merger and reverse stock split on August 10, 2007, the Company has issued 4,334,429 shares of its common stock to the former shareholders of NCSI.

On September 13, 2007, the Company issued 2,444,000 shares to various debt holders in exchange for the conversion of $621,180 in debt. As part of this conversion of outstanding payables, the Company issued 444,000 shares to management.

Preferred Stock

The Company has filed an amendment to designate its 1,000,000 shares of preferred stock as Series A Convertible Stock convertible into 3,000,000 shares of common stock.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 6 – LEGAL PROCEEDINGS

On October 2, 2006, NCSI was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $180,000 in NCSI and seeks rescission of this investment. Plaintiffs amended their complaint on April 11, 2007. NCSI filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, NCSI filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the NCSI’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery in 2008. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.

NCSI has three lawsuits related to vendors, each for less than $20,000. The Company believes that each will be settled.

The Company maintains a reserve for legal expenses for all cases.

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2007, the Company acquired Sustainable Structures Leasing, LLC ("SSL"), a Florida limited liability corporation, for $100.

On November 1, 2007, the Company issued 250,000 common shares for $250,000 in a private placement.

On November 6, 2007, SSL entered into an agreement with Gulfstream Aerospace Corporation ("GAC"), a subsidiary of General Dynamics Corporation (NYSE: GD), for the building and lease of three facilities to GAC for a total current value of $1.778 million. SSL has contracted with NCSI to construct the buildings which will be acquired by SSL. The lease is for a term of five years with an option granted to GAC to purchase or extend the lease for an additional five year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

This report on Form 10-QSB contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Accelerated Building Concepts Corporation. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

The Company is a holding company that currently has one operating subsidiary, New Century Structures, Inc. (“NCSI”), an entity, which provides design, manufacturing, and construction services for modular and component building facilities utilizing concrete and steel and structural insulated panels (SIPs) for use by commercial, educational clients and other government agencies.

OVERVIEW:

The Company is a design, manufacturing and construction company engaged in the construction of commercial, government and educational buildings in Florida.

Founded in 1993, the Company was originally a digital professional services company that, until August 2001, historically provided consulting and development services, including analysis, planning, systems design, creation and implementation. In August 2001, upon the sale of assets to Integrated Information Systems, Inc., the Company effectively ceased operations.

On January 29, 2007, the Company signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own 540,516 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 post merger common shares.

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

On August 10, 2007, the merger with NCSI and Merger Sub was completed. The former shareholders of NCSI were issued 4,334,429 shares of the Company’s common stock. The Company completed its 1 for 10 reverse split. The Company changed its name from K2 Digital, Inc. to Accelerated Building Concepts Corporation.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Results of Operations

Total revenues increased to $110,972 for the three months ended September 30, 2007 from $10,281 for the three months ended September 30, 2006. The increase resulted primarily from the Company’s acquisition of NCSI on August 10, 2007 accounting for all of the total increase of $100,691.

Cost of sales was $265,699 and $0, respectively for the three months ended September 30, 2007 and the three months ended September 30, 2006. The cost of sales relate solely to NCSI. As a percent of revenue, the cost of sales was 239.4% of revenue. The variance causing the high cost of sales related to various factors, primarily the completion of one project which required a higher than projected cost to complete the project. Other factors associated with the significant cost of sales relate to the third quarter having decreased revenue due to limited marketing efforts in prior periods therefore not providing the Company with viable contracts. This factor resulted in standard costs (i.e. depreciation, payroll) to stay static as the Company completed its marketing efforts which should provide a significant increase in revenue for the three months ended December 31, 2007.

Gross profit (loss) was $(154,727) and $10,281, respectively for the three months ended September 30, 2007 and the three months ended September 30, 2006.

Total operating expenses increased to $142,504 for the three months ended September 30, 2007 from $15,101 for the three months ended September 30, 2006. This 843.7% increase was mainly attributable to the acquisition of NCSI. The primary expenses for NCSI are administrative payroll, rent, insurance, professional fees and payroll taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Results of Operations

Total revenues increased to $1,789,643 for the nine months ended September 30, 2007 from $42,198 for the nine months ended September 30, 2006. The increase of $1,747,445 or 4,141.1% resulted primarily from the Company’s acquisition of NCSI. The revenue attributed by NCSI for the period was $1,760,981 or 100.8% of the increase.

Cost of sales was $1,314,469 and $0, respectively for the nine months ended September 30, 2007 and the nine months ended September 30, 2006. The cost of sales applies to NCSI. As a percent of revenue, the cost of sales was 73.4% for the nine months ended September 30, 2007. The third quarter of 2007 had a significant decrease in revenue as prior marketing efforts had not yet taken effect. The Company focused on securing contracts for the fourth quarter of 2007 which were executed. Therefore, the cost of sales as a percent of revenue for the nine months ended September 30, 2007 was higher than normal due to the inactivity in the third quarter of 2007.

Gross profit was $475,174 and $42,198, respectively for the nine months ended September 30, 2007 and the nine months ended September 30, 2006. As a percent of revenue, gross profit was 26.6% for the nine months ended September 30, 2007. The change in the gross profit as a percent of revenue was attributable due to the acquisition of NCSI in August 2007.

Total operating expenses increased to $693,801 for the nine months ended September 30, 2007 from $64,106 for the nine months ended September 30, 2006. This 982.3% increase was mainly attributable to the acquisition of NCSI in August 2007. The operating expenses for the nine months ended September 30, 2007 for NCSI primarily consist of administrative payroll and related taxes ($205,289), rent ($49,326), equipment rental ($11,764), insurance ($92,232), legal fees ($12,890), professional fees ($121,223), telephone and utilities ($20,379), and travel ($9,173).

Liquidity and Capital Resources

As of September 30, 2007, the Company had a working capital deficit of $1,433,119. Net loss was $345,752 for the nine months ended September 30, 2007. The Company generated a positive cash flow from operations of $561,423 for the nine months ended September 30, 2007. The positive cash flow from operating activities for the period is primarily attributable to the Company's acquisition of NCSI in August 2007.

Cash flows used in investing activities of $717,945 for the nine months ended September 30, 2007 related to the acquisition of NCSI in August 2007.

Cash flows provided by financing activities for the nine months ended September 30, 2007 was $87,048 primarily due to the acquisition of NCSI in August 2007.

The Company had a net decrease in cash of $69,474 for the nine months ended September 30, 2007 compared to an increase of $73,977 for the nine months ended September 30, 2006.

For the next twelve months, the Company intends to fund its operations through private debt and equity financing and revenues from operations.  However, if the pricing of commodities and other raw materials prices increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

ཉའའ   Revenue Recognition

ཉའའ   Inventories

ཉའའ   Allowance for doubtful accounts

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.  However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment.  Revenue for these transactions is recognized only when:

(1) Title and risk of ownership have passed to the customer;
(2) The Company has obtained a written fixed purchase commitment;
(3) The customer has requested in writing the transaction be on a bill and hold basis;
(4) The customer has provided a delivery schedule;
(5) All performance obligations related to the sale have been completed;
(6) The modular unit has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7) The modular unit is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sales by the Company.

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in Accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple  Deliverables , EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

Product Warranty Reserve

Currently, NCSI provides limited warranties on its contracts. Various components of the completed project are covered by third party warranties for products, services and other applicable items. Each warranty has different terms. Additionally, the Company provides its own warranty of its product and/or services. The terms of the warranty outside of the third party warranties is a standard one year comprehensive materials and workmanship warranty with two years on roofing labor and materials. This excludes damage due to a lack of standard maintenance, malicious acts, acts of God, and inappropriate use.

Inventories

We do not maintain inventories.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 30, 2007, we determined that there was no need for an additional reserve.

Employees

As of September 30, 2007 the Company had 21 employees (17 hourly and 4 salary). The Company anticipates that this number of employees will be sufficient to satisfy its production during the next year. The Company does not currently have, nor does it expect to have, any collective bargaining agreements covering any of its employees.

Properties

The Company’s principal executive offices are located at 2910 Bush Drive, Melbourne, Florida. This leased office space is used by the Company’s executive management team as well as the administrative staff. It has a five year lease at $4,000 per month. The Company’s manufacturing facility for New Century Structures, Inc. is located at 405 Thorpe Road, Orlando, Florida. The property consists of approximately four acres of real estate and several structures for materials, tools and offices. It has entered into a one-year lease expiring December 2007 for the property at a rate of $4,000 per month. The Company intends to renew the lease on a month-to-month basis while it is seeking additional land/facility opportunities in which to expand its facilities to meet anticipated growth. The Company believes that the current facilities are suitable for its current needs.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that May Affect Future Results and Market Price of Stock

On May 22, 1996, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement includes a detailed list of cautionary factors that may affect future results.  Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us.  That report can be accessed on EDGAR at www.sec.gov .

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.

The Company has only a limited operating history upon which an evaluation of its operations and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving manufacturing methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop product lines that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their modular buildings. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTUATIONS IN ANNUAL OPERATING RESULTS.

The Company's annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for manufactured modular buildings; seasonal trends; introduction of new government regulations and building standards; local, state and federal government procurement delays; general economic conditions, and economic conditions specific to the modular building industry. The Company's annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company’s common stock is quoted and traded on the NASD OTC Electronic Bulletin Board under the ticker symbol ABCC.OB. As of November 14, 2007, there were 7,385,132 shares of common stock issued and outstanding. Of this amount, 2,498,274 shares are currently tradable. There can be no assurance that a broad based trading market for the Company’s shares will develop or, once developed, will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

MANAGEMENT OF GROWTH

The Company expects to experience growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified engineering, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, engineering and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees have resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management including the Chief Executive Officer and Interim Chief Financial Officer, have evaluated, as of September 30, 2007, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that (i) the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and recorded, processed, and summarized and reported within the time periods specified in the Commission’s rules and regulations, and (ii) that such controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosures.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at that reasonable assurance level.

There have been no changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2007 or subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On October 2, 2006, NCSI was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $180,000 in NCSI in April 2006 and seeks rescission of this investment. Plaintiffs amended their complaint on April 11, 2007. NCSI filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, NCSI filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery in 2008. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.

The Company also has three pending lawsuits, each for less than $20,000, all with vendors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND IN SECURITIES AND USE OF PROCEEDS

On August 9, 2007, the Company issued 4,334,429 post-split shares proportionately to the shareholders of New Century Structures, Inc., as part of a reverse merger into K2 Acquisition, Inc.

On September 20, 2007 the Company issued 2,000,000 shares of common stock as part of a conversion of $500,000 in debt to six debt holders.

On September 20, 2007 the Company issued 300,000 shares of common stock to Thomas G. Amon, the Company's Corporate Counsel and member of the Board of Directors in satisfaction of an outstanding payable of $75,000.

On September 20, 2007 the Company issued 144,000 shares of common stock to Joseph J. Sorci, the Company's CEO in exchange for the outstanding payable of $36,500.

On November 1, 2007, the Company issued 250,000 shares of common stock in exchange for Two Hundred Fifty Thousand Dollars ($250,000) in a private sale of securities under exemption of Rule 144 of the Securities Exchange Act of 1934.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 9, 2007 at a special meeting of shareholders, the Company's shareholders took the following actions:

(1)
Approved the merger of the Company's wholly-owned subsidiary with and into New Century Structures, Inc. (NCSI) including the issuance of 4,334,429 shares of the Company's common stock to the shareholders of NCSI:

(2)	Approved a 1-for-10 reverse stock split of the Company's issued and outstanding shares:
(3)	Approved the change in the Company's name from K-2 Digital, Inc., to Accelerated Building Concepts Corporation.

3,760,185 votes were cast for each of the foregoing items and no votes were cast against or withheld.  There were no abstentions or broker non-votes.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

      Accelerated Building Concepts Corporation

Date: November 19, 2007
By:	/s/ Joseph Sorci
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2007
By:	/s/ Bruce Harmon
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)