Form 10-K
period 2007-12-31
Accelerated Building Concepts CORP
filed 2008-04-14
CIK 1009624

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007                        Commission file number 1-11873

ACCELERATED BUILDING CONCEPTS CORPORATION
(f/k/a K2 DIGITAL, INC.)
(Exact name of registrant as specified in its Charter)

Delaware	02-0545879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Bush Drive, Melbourne, FL 32935
(Address of principal executive offices)
Registrant’s telephone number: (321) 421-6662

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Aggregate market value of voting stock, held by non-affiliates of the Registrant as of December 31, 2007 - $2,977,309.

As of March 31, 2008, 8,018,465 shares of the Registrant’s common stock were outstanding.

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Accelerated Building Concepts Corporation. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business

History

Accelerated Building Concepts Corporation, f/k/a K2 Digital, Inc. (the "Company", "K2", or “ABCC”), was founded in 1993 as a general partnership and initially operated a traditional graphic design business. In August 1994, the Company shifted its principal business to Web site design and creation. Thereafter, the Company incorporated as a Delaware corporation. After the Company's initial public offering on July 26, 1996, the Company began to develop its business as a full-service digital professional services company. The Company historically provided consulting and development services including analysis, planning, systems design, creative and implementation. In November 2000, the Company changed its name from K2 Design, Inc. to K2 Digital, Inc. As discussed below, the Company ceased its operations in August 2001 and began effective business practices upon the merger with New Century Structures, Inc. (“NCSI”), on August 10, 2007. The Company changed its name to Accelerated Building Concepts Corporation in conjunction with the merger.

The Company's principal executive offices are located 2910 Bush Drive, Melbourne, Florida, 32935 and its telephone number is (321) 421-6662.

Agreement and Plan of Merger

On January 29, 2007, the Registrant signed a letter of intent with NCSI, a Florida corporation, whereby NCSI would merge with K2 Acquisition, Inc. ("Merger Sub"). In connection with the merger, the shareholders of NCSI acquired a controlling interest in K2. NCSI's designees were appointed as directors of K2 and the Board and shareholders approved a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. ("Avante") entered into an agreement with NPOWR Digital Media, Inc. (“NPOWR”) to acquire its 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares. In addition, NCSI assumed the liability of NPOWR under the NPOWR Note. Further, prior to closing of the transaction, K2 issued 500,000 stock options with an exercise price of $0.085 per share to its officers and directors. Upon effect of the 10:1 reverse split the stock options issued total 50,000 shares with an exercise price of $0.85.

On August 10, 2007, ABCC acquired all of the outstanding common stock of NCSI. For accounting purposes the acquisition has been treated as a recapitalization of NCSI with NCSI as the acquirer (reverse acquisition). The historical financial statements prior to August 10, 2007 are those of NCSI.

Operations from August 10, 2007 to December 31, 2007

On August 10, 2007, the merger with NCSI and Merger Sub were completed with NCSI being the surviving entity. The former shareholders of NCSI were issued 4,334,429 shares of the Company’s common stock. The Company completed its 1 for 10 reverse split prior to the merger. The Company changed its name from K2 Digital, Inc. to Accelerated Building Concepts Corporation.

History of New Century Structures, Inc.

The concept of NCSI started in 1995 when Joseph Sorci, Mark Anderson and Markus Gemsch formed Florida Architects, Inc. (FLA). The three Principal Architects had worked together for approximately 10 years, and decided the timing was right to begin their own practice, employing their own design and work philosophies. FLA’s first project, the Health Science Center at Indian River Community College is still considered a model for similar facilities. Currently, FLA also holds an indefinite quantity contract renewable for 9 years with the Smithsonian Institute, with NCSI as its contractor. FLA provided master planning for their Fort Pierce Research Station, which includes plans for concrete modular housing facility and research laboratory. The Smithsonian ordered its first concrete component building, an Aquarium/Wet Lab, in July 2005.

In 2001, FLA was contacted by a local company to provide inspections on their new, portable concrete classrooms, as required by the State of Florida Department of Education. Fully understanding the classroom crisis in Florida and the lack of funds to provide traditionally built classrooms, FLA's principals began to envision other new, exciting design solutions based on the portable concrete classroom. At that time, Joseph Sorci first began developing more acceptable, exterior aesthetics for the buildings, and then design to connect several "portables" into one building, followed by the ability to provide multi-story concrete component buildings.

In 2002, FLA worked with one of the original portable concrete classroom manufacturers to produce a master set of model Florida Department of Community Affairs (“DCA”) approved architectural drawings for a local county. There have been more than 500 buildings provided to the county under that set of drawings. During that time, the "portable" designs became more modular in nature, and therefore more flexible for customization for seemingly unending functions and use. During this time, Joseph Sorci presented a multitude of concrete classroom configurations and design solutions to Florida school board facilities and construction personnel throughout the state.

It was not until 2003, when the calls started coming in for requests to help the School Boards develop specific building solutions for their districts using the concrete modular classroom concept, and to get them built quickly, that FLA founders understood the necessity of having the capability to manufacture its own products. NCSI was formed to help fill this need, and in October 2003, the School District of Osceola County issued a Request for Proposal (“RFP”) as a call to companies to provide various types of modular classrooms. NCSI was on the selected list, and was subsequently awarded multiple contracts for classroom building additions.  NCSI has continued to provide modular classrooms under this RFP for various other counties within the State of Florida.

History of Sustainable Structures Leasing, Inc.

On October 11, 2007 the Company acquired 100% of the outstanding stock of Sustainable Structures Leasing, LLC, (“SSL”) a Florida Limited Liability Company, for nominal consideration. Subsequently, the Company converted SSL into a “C” Corporation. The acquisition of SSL was made to accommodate the Company’s expectation to enter into an agreement with Gulfstream Aerospace Corporation, for the leasing of two modular buildings located in Georgia. Other school boards are in the process of issuing new RFPs to obtain modular educational facilities on a lease and lease-purchase basis.

Overview

The Company is a holding company with two operating subsidiaries; NCSI and SSL.

NCSI was incorporated in Florida in July 2003, and provides architectural/engineering, design, manufacturing and construction services for modular facilities utilizing concrete, steel framed and structural insulated panels (SIPS) for use in commercial, educational, municipalities and residential developments. The Company utilizes processes that meet the scrutiny for classrooms as well as several government agencies, including NASA and The Smithsonian.

SSL was incorporated on April 20, 2005 with its corporate offices located at 8427 South Park Circle, Suite 150, Orlando, Florida 32819. On October 15, 2007 SSL was converted from a Florida Limited Liability Company to a “C” corporation, and the corporate address was changed to 2910 Bush Drive, Melbourne, Florida 32935. Prior to the acquisition of SSL by the Company, SSL conducted limited operations.

The Company currently leases its 4-acre manufacturing site in Orlando, Florida where it has the capability to build thirty-six floor units simultaneously. This space is inadequate to meet the current needs and the projections of NCSI, the primary user of the site. The Company is evaluating potential new sites for relocation. NCSI builds modular classrooms for various Florida county school boards throughout central Florida under the authorization of a 2007 RFP Award (“Award”) with the School District of Osceola County. This Award was for a period of eight years with three remaining years. The Award can be renewed. NCSI also holds an indefinite quantity bid award with the School Board of Polk County (Florida) which is renewable annually for two additional years, and a separate multi-year award with the School District of Osceola County for steel framed modular units. The State of Florida previously reported requirements for capital improvements which included a proposed $664 million budget for 2008 and a $20 billion budget over the next five years.

In addition to the modular classrooms, NCSI has completed multiple building awards from the National Aeronautical Space Administration (“NASA”) contractors for the development of concrete facilities at The Kennedy Space Center. NCSI has completed commercial contracts with SeaWorld® Adventure Parks of Orlando, and is completing the World Headquarters for the National Semi-Trailer Corporation in Orlando, Florida.

NCSI has established itself as a quality service and product provider in a very short period of time. With the limited qualified companies established to meet the current needs in the quality modular education field, our labor forces are making the company a success. NCSI has self-funded its activities and is currently seeking additional capital in which to grow its operations.

NCSI will sustain its current growth in the Educational School Facilities Program. There is a very large and expanding market in Florida educational schools facilities. Phenomenal growth and legislative changes in the PK-20 system and the resulting enrollment bubbles that will move through higher education sectors, changes to Florida Building Code requirements, impact of the Class Size Reduction Amendment, the Florida Pre-K initiatives, and hurricane impacts, all have stressed Florida citizen’s ability to meet educational, capital, and financial needs with respect to educational facilities. The data research we have conducted summarizes the growth, capital, and financial resources necessary to address this market. This information is public and can be found on various web sites hosted by the State of Florida. Much of this information was complied by Ralph A. Henry, a member of our Board of Directors, as part of his previous duties as the Deputy Director of the Florida’s Office of Educational Facilities (OEF) within the Florida Department of Education.

Special attention is called to the 5 and 10 year fiscal needs in education for billions of dollars, with shortfalls at both the state and local level to completely meet these needs. This creates special opportunities for entrepreneurs who can bring additional resources through long-term leasing and lease-purchase programs, as one example, as well as other solutions to these opportunities. SSL will utilize the services of several institutions in order to compete in various RFP leasing opportunities from several Florida School Districts.

One example of an upcoming planned RFP is the School District of Orange County, Florida (“OCPS”). OCPS is the 12th largest school district out of more than 16,000 in the country, but the 5th largest in the State of Florida. Growth rates have consistently been in the upper 10% nationally. The District utilizes an annual $1,155,839,214 general operations budget, with an additional $54,758,541 for food service and grant projects, a $922,002,514 capital projects fund and a $150,092,563 internal service fund. The recently reported debt service fund is $80,088,644. Their current shortfall is roughly 2,000 student stations and growing every year despite the large annual capital projects funds.

The Company’s financial oversight is segmented into three categories; manufacturing, leasing, and corporate.

Government Regulation

NCSI is governed and licensed by the DCA, which governs the construction of modular building units. NCSI currently operates under license number NCS-436. In addition, NCSI is governed by the Florida Department of Business & Professional Regulation, Board of Architecture (license number AA0003562) and the Construction Industry Licensing Board (number QB 27107).

Products and Services

The Company designs, manufacturers, develops and leases concrete steel and SIP modular structures through its wholly-owned licensed subsidiaries. The Company has engaged in projects that have provided success over the past several years developing building components that:

•
Can be provided in customized multiple configurations and types, creating buildings of various types; educational facilities, medical centers, office buildings; one-story or up to three-story, buildings, classrooms, and as many variations as the client needs and dictates;

•	Exceeds minimum American Society of Heating, Refrigerating and Air-Conditioning Engineers (“ASHRAE”) Indoor Quality Standards;

•	A truly relocatable building, if so desired;

•	Exterior compatibility with the site and existing buildings;

•	Attractive leasing and lease-purchase options;

•	Can be integrated with conventional construction and/or other modular building components;

•	One unit, entire building or complex;

•	Sustainable (“green”) building solutions;

•	Have solved previous conception and perception problems of modular construction; and

•	Design, fabricate and install with a one-stop single source of responsibility firm - minimizing a client's coordination and communication efforts between a multitude of professionals and vendors.

In addition to providing modular facilities, ABCC offers leasing opportunities through it working relationships with various financing partners.  ABCC, through its wholly-owned subsidiaries, provides services in the form of architectural and engineering design, and/or review and project development including financing options for qualified clients.  These services are billed based upon projected labor hours required and vary according to project.  When considering multiple purchases of modular components, ABCC may provide architectural and engineering services as part of the manufacturing cost.

Products

•  Concrete modular facilities and components;

•  Steel framed modular facilities and components; and

•  Structural insulated steel panel modular facilities and components.

Services

•  Master Planning and pre-design services;

•  Architectural design;

•  Engineering review and analysis;

•  Construction services;

•  Installation and shipping;

•  Project development; and

•  Acquisition options such as leasing and lease-purchase to qualified clients.

Competitive Strengths

The construction consists of several basic sectors; government, commercial, and residential. ABCC considers its key element of business under the government sector, specifically with modular and component facilities in the educational field. While ABCC has been successful in obtaining commercial business and other government contracts, management believes it competes best in the education market primarily because of knowledgeable clients who are familiar with our type of delivery systems.

ABCC is a small business that provides custom and standard designs. Its ability to obtain contracts is directly associated with the design skills of its chief architect and CEO, Joseph J. Sorci. Mr. Sorci has won several awards in Florida for his innovation and designs within the educational community.

The Company has heavily marketed its concrete manufacturing abilities in the past. Some industry sectors, such as the education industry, are targeted with well-established catalogs, making entry by others difficult. Our Company has extensive experience in the “modified tilt wall” and modular component solutions, particularly with respect to concrete and panelized steel wall and roof systems currently being used by many school boards. Our Company has been at the forefront in vision, design, and execution of both permanent and temporary building solutions for educational facilities. NCSI is the only design/build/manufacturer that customizes their products to meet the requirements of each client. Our management team has been directly involved in the design, manufacturing and delivery of more than 1,700 individual classrooms in this arena. Mr. Sorci is the Designer of Record for many of the innovative design approaches, while a member of our Board of Directors, Ralph A. Henry, in a previous leadership role, has successfully supported special funding opportunities for the educational administrations in the State of Florida in both the Private and Public sectors.

The Demand for Educational Buildings

The market demand for educational facilities provides more than ample opportunity to keep the Company’s manufacturing facility running for the next five years.  While ABCC continues to develop additional revenue streams through its various other markets, an analysis of the classroom industry demonstrates the marketability of the NCSI product.  The educational industry within the State of Florida, through recent laws and catastrophic disasters, has become the forefront of quality modular design implementation.  Many other commercial and government markets are projected to follow suit.

The State of Florida Department Office of Educational Facilities (“OEF”) reports information in various forms from year-to-year. A recent previous report was compiled to reflect the following:

•	The current K-12 classroom facilities in the state of Florida are as follows:

Permanent classrooms	133,528
Relocatable classrooms	18,858
Total classrooms	152,386

•	The total gross square feet of all K-12 facilities in the state of Florida is 360.1 million.

•	The average age of K-12 facilities in the state of Florida are:

•	Low of 15 years for Collier County

•	High of 37 years for Jefferson County

•	An average of 25 years throughout the state of Florida

•	The estimated annual requirements for the current K-12 facilities are $664 million.

•	Based on 2% replacement value applied to year 2000 inventory - State Funding Only

•	The estimated five year needs for K-12 are as follows:

•	Projected five year Full Time Equivalency ("FTE") growth in K-12: 190,408 students

•	Approximately 7,616 new classrooms required before the Class Size Amendment and Pre-K

•
The possibility exists that classroom numbers could increase by more than 25%, depending on the effect of impacts provided for in the Class Size Amendment to the State Constitution and the current Pre-K legislation recently passed.

The projected needs in square feet (in millions) for schools in the next five years are as follows:

	K-12	Colleges	Universities	Total
Deferred maintenance	3,400	255	1,200	4,855
Renovation/Rebuilding	2,270	487	260	3,017
Remodeling	1,591	449	780	2,820
New construction	12,438	1,144	1,560	15,142
TOTAL	19,699	2,335	3,800	25,834

Source: K-12 5 year work plans. CC & SUS capital improvement plans

The projected needs in square feet (in millions) for schools in the next ten years are as follows:

	K-12	Colleges	Universities	Total
Deferred maintenance	5,950	446	2,100	8,496
Renovation/Rebuilding	3,973	852	455	5,280
Remodeling	2,784	786	1,365	4,935
New construction	21,767	2,002	2,730	26,499
TOTAL	34,474	4,086	6,650	45,210

Source: K-12 5 year work plans. CC & SUS capital improvement plans

OEF does not necessarily include revenues collected by the individual Districts at the local level, but does report planned state funding only. Each District collects impact fees and other bonds and millage revenues locally that they use for capital projects. Another circumstance is that the State and the Districts must address their facilities that are affected by several major elements: Florida Constitutional Amendment (Section 1003.03(2), Florida Statutes) for Class Size Reduction; Full Time Enrollment Projections (FTE); necessary maintenance and renovations; and impacts from Disasters. The accuracy of needs projections and state funding for educational capital projects is further complicated by the state’s method of assigning funding and the revenue sources. Example; PECO funds allocated by the state legislature are collected from statewide telephone, electric and gas bills gross receipts tax. CO&DS funds for capital improvements comes from a portion of vehicle license tag / registration fees and still another source of revenue comes from sales surtax. When the state experiences a slow down in growth as in 2007, the revenues available become affected.

OEF recently reported that the state has allocated $517,829,251 for new construction over 2008-2009 school years, and an additional $353,818,981 for maintenance, renovations and additions. This does not account for local funds allocated by each district. Example; Orange County Public Schools (OCPS) announced on March 25, 2008 that they are moving forward with an additional $12,000,000 for new construction in 2008 and an additional $145,000,000 in 2009 from local funds.

Since January 2008, Florida School Districts have posted 4-major concrete and steel modular school project RFP’s that will be opening bids in April 2008. Two of those four are indefinite quantity, multiple year awards. OCPS indicated that the district will also be advertising for a similar type RFP in the next several months.

Class Size Amendment

On February 7, 2008, the Senate Education PreK-12 Appropriations Committee provided an update on the Class Size Amendment. The Deputy Commissioner of the Department of Education indicated the state has made progress with the Class Size Amendment but has significant shortfalls as follows:

Florida Schools Disaster Impact

In 2004, Florida was affected by four hurricanes. While the damage was seen almost weekly on national news as Florida was devastated by Charley, Frances, Ivan, and Jeanne. The impact seen on the news was the destruction of homes. But, not seen as much, was the destruction of schools.

The impact on K-12 schools as of December 2004 was $550 million. Of this, insurance covered $85 million and FEMA (Federal Emergency Management Agency) covered an additional $34 million. The deficit fell on the shoulders of state and local governments and taxpayers. This was the financial impact of the destruction.

The impact that was more visible was that there was no replacement inventory which met the new wind load and building code requirements.

NCSI, with its alliances with quality subcontractors, along with the implementation of a new and adequate manufacturing facility, has worked with the counties and the state to provide these replacements that meet and exceed the requirements.

Competitive Edge over Conventional Construction

Modular facilities are believed to have a competitive advantage over conventional building products. Conventional building products are slow to construct. In regards to energy efficiency, they create thermal transition from the outer walls to the interior walls. These varied temperatures produce moisture which in turn develops opportunities for mold, mildew and fungus. Thermal bridges also inflict additional burdens on the HVAC units reducing efficiency. An example of this is as follows:

Buildings constructed with 2” x 4” studs on 16” centers create bridges of thermal transfer every 16”. The thickness provided by this 4” wall (actually 3.75”) will not permit enough insulation to compare with concrete or structural insulated panel ratings. After insulation is compressed in conventional construction, it loses its R value explaining the limitations of congenital bolt walls.

Congenital methods of construction also require expensive skilled labor. Contractors complain often about spending the time and effort to train a non-skilled worker to lay blocks and when they reach the necessary cost effective productive level, they instead become independent contractors and leave the contractor that has invested their time and money for training. Modular building systems require little to no skilled labor. New employees can be trained and productive in less than a day

In wood-type construction, many educated people understand the poor thermal qualities and seek alternative building methods that are high tech while preserving our trees and focusing on the environmental impact of building materials.

The structural advantage heavily favors modular facilities, both concrete and structural insulated panel.

The speed of building modular is advantageous to complete the project sooner reducing interest cost and permitting the end user to open their doors of cash flow quicker.

The structural insulated panel product utilized in NCSI’s building system is listed with ISO (insurance service organization) as a non-combustible material giving the client potential lower insurance rates.

Future Opportunities

The Florida Education Capital Improvement market is large and growing. With only a limited number of manufacturers and the limited funding provided by the state government, the State of Florida is behind the power curve. Growth is evitable. Companies that have positioned themselves and provided services during the current growth spurt will ensure “Most Favored” status in the future. The recent award of the School District of Osceola County and Polk County Schools RFP’s for the next several years secures our opportunity for contracts. The company also plans to submit bids for the new multi-year project RFP’s in April 2008.

The market for modular concrete and structural insulated panel building is less limited than several years ago because more entities are seeing the value and time savings of the delivery method. While some new companies are attempting to enter into the market, it is still in its infancy. The competition will emerge as modular grows in popularity and the general public becomes aware of its true benefits. However, the competition in the Florida Education Facility Program is definable and measurable. NCSI knows its competition and has worked in a friendly environment with its competitors, in order to educate the populace.

If all the Company’s current competition was operating at maximum capacity, with no other entrances into the market, there still would not be enough work completion to meet the demands of the Florida Education requirements over the next five to ten years.

The Company must continue to watch for new entries into the market. With the current relationships maintained within the Florida Department of Education and the knowledge of a significant portion of all structural insulated panel sales within the State of Florida, the Company is in prime position to understand market penetration from new companies and the buying patterns of the Florida Department of Education.

Similar market opportunities exist in states outside of Florida. NCSI has proven that a sustainable approach to opening a plant capable of producing the product can be accomplished on a site within a month. The requirements for a plant on a selective site are relatively minimal and can be quickly restored to its original condition at minimal expense at the end of the building project. Therefore, it is the Company’s desire, at the appropriate time, to locate strategic opportunities of acceptable value in states outside of Florida. This potential for expansion, either permanent or project specific, would provide the Company an opportunity to expand its marketing of its products and continue building relationships which could potentially complement the Florida operations.

Item 1A. Risk Factors

If we do not receive additional financing to meet sales growth and cash flow needs, the Company will not be able to support ongoing operations.

The Company currently has a working capital deficit. The current cash available will not meet the current liabilities outstanding. In addition, the Company’s current accounts payable exceed 60 days. NCSI, the primary operating entity, experienced tremendous growth in 2005 followed by a slowdown in 2006, and a virtual stoppage of all its educational contracts in 2007. This has created a net loss in operations and has strained the Company’s ability to move forward. In addition, the Company is dependent on purchasing materials from outside vendors to manufacture its products. Should cash flow not be sufficient to support these relationships, in addition to financing not being available, it would become increasingly difficult to support ongoing operational expenses associated with the Company's business. There is no guarantee that we will succeed in obtaining additional financing, or if available, that it will be on terms favorable to us, or that raw and/or component material prices will be in the range necessary to support ongoing operations.

If the price of raw and/or component materials increases or their availability decreases, it may create a reduction in our capability to produce our product.

The key components to our product are concrete and steel. Steel is a commodity product therefore the Company continues to seek various suppliers, to provide sufficient source and pricing to meet our development schedule and pricing points. In the current market for concrete and steel, key ingredients to our product rise and fall in cost, which could affect our abilities to procure enough raw materials based on cash and credit availability to produce enough products to meet demand and sell finished products at a profit. With an increase in raw material pricing, which often fluctuates due to availability, natural disasters, and force majures, the Company may not maintain adequate cash to procure raw materials to meet current demand and expanded growth. As additional funding is required in the future, obtaining such financing is at the sole discretion of numerous third party financial institutions. Therefore, the Company cannot predict its ability to obtain future financing or the specific terms associated with such agreements. As such, the Company would be required to adjust production schedules based on cash availability and market pricing for its finished products which could therefore reduce production and limit its sales growth potential.

In the event the Company is unable to pay off existing debt holders all of our assets are collateral and would cause a closure of our operations.

Regions Bank holds a note in the principal amount of $500,000 (with a current pay-off of approximately $450,000) secured by all of our assets. The note originally existed as a revolving credit agreement but was converted into a five-year term note on July 1, 2007. The maturity date of the note is July 30, 2012. The note bears an interest rate equal to the prime rate and contains no prepayment penalty clause. If we become in default of the payment terms or other provisions of the note, there is no assurance that we will be able to successfully negotiate new terms favorable to us. In that event, the lenders may elect to accelerate the payment terms and may exercise their right against our collateral.

With only an outdoor manufacturing facility leased on a month-by-month basis, the Company could lose substantial revenue due to down time due to inclement weather and/or having to relocate to an alternate facility.

The Company currently builds in an open field with elongated concrete pads. While this meets requirements for building modular facilities, work must be stopped, or temporarily delayed when weather conditions are unfavorable. The Company maintains three modular units on site for administrative use, tool storage and security, and employee break rooms. The land consists of 4.3 acres and is currently on a month-by-month lease basis. In the event the company is required to vacate the premises, the Company would lose significant time and resources relocating to an alternate site. There is no guarantee the company will find adequate facilities in an appropriate time frame in order not to disrupt its current operations.

Our corporate office in Florida is located in an area subject to hurricanes and other tropical storms. We believe our insurance policies are adequate with the appropriate limits and deductibles to mitigate the potential loss exposure of our business. We do not have financial reserves for policy deductibles and we do have exclusions under our insurance policies that are customary for our industry, including earthquakes, flood and terrorism. If any of our facilities or a significant amount of our manufacturing equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition resulting in expenses to repair or replace the damaged manufacturing equipment and facility not covered by insurance.

We may be required to indemnify our Directors and Officers at a high cost to the Company.

We have authority under Section 607.0850 of the Florida Business Corporation Act and Delaware law to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We maintain officer's and director's liability insurance coverage with limits of liability of $1,000,000. Consequently, if such potential judgment exceeds the coverage under the policy, ABCC may be forced to pay such difference. We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Future changes in financial accounting standards and the applicable regulations by the various governmental regulatory agencies may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation, however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share.

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market have imposed additional reporting and corporate governance practices on public companies. Since adoption of these regulations, our legal, accounting and financial compliance costs have increased and a significant portion of management’s time has been diverted to comply with these rules. We expect these additional costs and the diversion of management’s time to continue and to the extent additional rules and regulations are adopted, the diversion of resources may potentially increase over time, with respect to these legal initiatives.

In addition, if we do not adequately comply with or implement the requirements of Section 404 in a timely manner, we may not be able to accurately report our financial results or prevent fraud, which may result in sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business, financial results or investors’ confidence in our company, and could cause our stock price to fall.
The nature of our businesses exposes us to the risk of litigation and liability under environmental, health and safety and products liability laws that could have a negative impact on the financial performance of the Company.

Certain aspects of our businesses involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, health and safety or product liability laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims. We may be named as a defendant in the future, and there can be no assurance that regardless of the merit of such claims, we will not be required to make substantial settlement payments in the future.

Conducting our routine businesses exposes us to risk of litigation from employees, vendors and other third parties.

We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business; these risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed.

If we do not effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment from our customers’ sites, it could have a material adverse effect on our operating results.

We generally sell to customers on a 30-day payment term; however, our average collection time is 60 days. We individually perform credit evaluation procedures on our customers on each transaction and will require security deposits or other forms of security from our customers when a significant credit risk is identified.

The Company has implemented a policy of filing Notice to Owners (“NTO”) on each property in which it produces product for to alleviate the inability to collect. However, if a customer fails to pay, there could be considerable time between the need to pay our vendors and the acceptance of our final payment. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit losses would increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

Failure by third parties to supply our raw materials to our specifications or on a timely basis may harm our reputation and financial condition.

We are dependent on third parties to provide steel, concrete, and other building materials/components even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Currently, we do not have any long-term purchase contracts with any third-party supplier. In the future, we may not be able to negotiate arrangements with these third parties on acceptable terms, if at all. If we cannot negotiate arrangements with these third parties to produce our products or the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

A significant reduction of construction due to economic downturns, population growth variations and/or other definable effects on the construction industry could cause the demand for our product to decline, which could result in a reduction in our revenues and profitability.

Sales of modular portable classrooms for the Florida public school districts for use as portable classrooms, restroom buildings, and administrative offices for kindergarten through grade twelve declined in 2007. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district, and are not tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business. While all forecast reports believe 2008 to be a substantial year in the school facility market, there is no guarantee that this business sector will return to its historical 2005 levels.

To the extent public school districts’ funding is reduced for the rental and purchase of modular facilities, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage of facility bond measures, changes in legislative or educational policies at either the state or local level, including the contraction or elimination of class size reduction programs, a lack or insufficient amount of fiscal funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment, may reduce the rental and sale demand for our educational products thereby resulting in lower revenues and related profitability.

Public policies that create demand for our products and services may change, stall in Congress or State Legislation creating a downturn in sales.

Florida has passed legislation to limit the number of students that may be grouped in a single classroom for certain grade levels. School districts with class sizes in excess of these limits have been and continue to be a significant source of demand for modular classrooms. The educational priorities and policies were stalled in 2007, therefore demand for our products and services declined. While legislation still dictates the need for additional modular classrooms, we may not experience the growth levels witnessed in 2005 and 2006, therefore, we may not grow as quickly as or reach the levels that we anticipate.

Similar to conventionally constructed buildings, the modular building industry, including the manufacturers and lessors of portable classrooms, are subject to evolving regulations by multiple governmental agencies at the federal, state and local level. This oversight includes but is not limited to governing code bodies, environmental, health, safety and transportation. Failure by our customers to comply with these laws or regulations could impact our business. Compliance with building codes and regulations have always entailed a certain amount of risk as municipalities do not necessarily interpret these building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. Many aspects of the construction and modular industry have developed “best practices” which are constantly evolving.

Our warranty costs may increase reducing our gross profit margin.

Sales of modular buildings constructed of concrete and/or structural insulated panels are typically covered by warranties. We provide a one year warranty on our facilities. Historically, our warranty costs have not been significant, and we monitor the quality of our products closely. If a defect were to arise in the manufacturing of our modular buildings at our facility, we may experience increased warranty claims. Such claims could disrupt our sales operations, damage our reputation and require costly repairs or other remedies, negatively impacting revenues and operating income.

 Economics and cyclical downturns in the construction industry may result in periods of low demand for our services resulting in the reduction of our operating results and cash flows.

The severity and length of any downturn on an industry may also affect overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for construction material, we are exposed to additional risk from reduced revenue and may need to rapidly align our cost structure with prevailing market conditions while at the same time motivating and retaining key employees. While the market demand for construction related products is the primary portion of the areas in our focus, especially with the devastation due to hurricanes in Florida in 2004 and 2005, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our rates, operating results and cash flows will not be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in this industry.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company's principal executive offices are located at 2910 Bush Drive, Melbourne, Florida. This leased office space is used by the Company's executive management team as well as the administrative staff. It has a five year lease at $4,000 per month. The lease has two renewable five year options.

The Company's manufacturing facility for New Century Structures, Inc. is located at 405 Thorpe Road, Orlando, Florida. The property consists of approximately four acres of real estate and several structures for materials, tools and offices. It has entered into a one-year lease which expired December 2007 for the property at a rate of $4,000 per month. The Company intends to continue to occupy this site on a month-to-month basis while it is seeking additional land/facility opportunities in which to expand its facilities to meet anticipated growth. The Company believes that the current facilities are suitable for its current needs.

		Square Footage
	Total Acres	Office	Operations	Total
Corporate Offices
1 Melbourne, Florida		2,200		2,200

Manufacturing Facility
2 Orlando, Florida	4	1,600	-	1,600

1	This office is leased through May 31, 2012.

2	This land space was leased through December 31, 2007. It is presently occupied on a month-to-month basis.

Item 3. Legal Proceedings

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

The Company sold 250,000 shares of its common stock in October 2007 to a private investor for $250,000. The check paid was returned for insufficient funds and the Company was unable to collect the funds. The Company filed a lawsuit to collect the funds and additional damages created because of the failed transaction. Subsequent to December 31, 2007, the defendant has paid $100,000 and the Company believes it will succeed in collecting the balance owed.

NCSI has two lawsuits related to vendors, each for less than $20,000. The Company believes that each will be settled.

The Company maintains a reserve for legal expenses for all cases.

Item 4. Submission of Matters to a Vote of Securities Holders

On August 9, 2007 at a special meeting of shareholders, the Company's shareholders took the following actions:

(1)	Approved the merger of the Company's wholly-owned subsidiary with and into NCSI including the issuance of 4,334,429 shares of the Company's common stock to the shareholders of NCSI:

(2)	Approved a 1-for-10 reverse stock split of the Company's issued and outstanding shares:

(3)	Approved the change in the Company's name from K-2 Digital, Inc., to ABCC.

3,760,185 votes were cast for each of the foregoing items and no votes were cast against or withheld.  There were no abstentions or broker non-votes.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ABCC has authorized 24,000,000 common shares, issued 8,110,207 common shares, and 8,018,465 outstanding, at $0.10 par value at March 31, 2008.

In connection with the merger and reverse stock split on August 10, 2007, the Company issued 4,334,429 shares of its common stock to the former shareholders of NCSI.

On August 10, 2007, the Company’s outstanding preferred stock was converted into 150,000 (post-split) shares of common stock.

On September 13, 2007, the Company issued 2,444,000 shares to various debt holders in exchange for the conversion of $611,000 in debt. As part of this conversion of outstanding payables, the Company issued 444,000 shares to management.

On October 29, 2007, the Company sold 250,000 shares of common stock to a private investor for $250,000. The original check deposited was returned for insufficient funds. The Company has filed a lawsuit against the individual. Since that time, the Company has received $100,000 and is expected to receive the remainder in the second quarter of 2008.

Subsequent to December 31, 2007, on February 11, 2008, the Company issued 300,000 shares of common stock to various debt holders in exchange for the conversion of $135,000 in debt.

The Company has filed an amendment to designate its 1,000,000 shares of preferred stock as Series A convertible preferred stock convertible into 3,000,000 shares of common stock.

(a) Market information. The Company’s common stock is quoted and traded on the OTC Bulletin Board under the ticker symbol ABCC.OB.

The market price (as quoted by NASDAQ) per share of the Company’s common stock, by calendar quarter for the past two years is as follows:

Stock Activity

	2007				2006
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.
High	$1.74	$2.01	$1.20	$1.80	$0.90	$0.80	$1.20	$1.60
Low	$0.40	$0.35	$0.50	$0.50	$0.46	$0.51	$0.60	$0.50
Close	$0.95	$1.19	$0.56	$0.60	$0.60	$0.51	$0.80	$0.60

As of March 31, 2008, the Company’s common stock was held by approximately 54 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street and nominee name are added, the number of holders of the Company’s stock exceeds 500.

(b) Dividend Distributions. We do not intend to distribute dividends to stockholders in the foreseeable future.

(c) Securities authorized for issuance under equity compensation plans. The Company currently has two Stock Option Plans authorized. The 1996 Stock Option Plan has 22,500 shares reserved, with 8,825 underlying grants. The remaining 13,675 remain unissued. The low exercise price is $8.13 per share and the high range is $58.13 per share. The second plan, known as the 1997 Stock Option Plan has 300,000 shares reserved, with 149,450 underlying grants. The remaining 150,550 remain unissued. The exercise price ranges from $0.50 to $54.38 per share. The 1996 Stock Option Plan and 1997 Stock Option Plan have expired, therefore no additional grants are authorized under the Plans. The outstanding options expire as follows:
1996 Stock Option Plan

	# Of Shares Granted
	That Have Not Been		Expiration
Date of agreement	Exercised	Agreement Price	Date	Status
12/9/1997	500	$17.50	12/9/2007	EXPIRED
1/16/2001	2,500	$8.13	1/15/2006	EXPIRED
4/14/2000	500	$58.13	4/14/2010
4/14/2000	1,700	$50.00	4/14/2010
12/9/1997	500	$17.50	12/9/2007	EXPIRED
12/9/1997	500	$17.50	12/9/2007	EXPIRED
6/16/1999	500	$25.63	6/16/2009
4/1/2000	125	$58.13	4/1/2010
12/9/1997	1,000	$17.50	12/9/2007	EXPIRED
12/9/1997	500	$17.50	12/9/2007	EXPIRED
6/16/1999	500	$25.63	6/16/2009
Total Issued	8,825
Average
Purchase Price
Total Current	3,325	$19.16

1997 Stock Option Plan

	# Of Shares Granted
	That Have Not Been		Expiration
Date of agreement	Exercised	Agreement Price	Date	Status
12/1/2000	100	$10.9380	12/1/2010
4/14/2000	24,600	$50.0000	4/14/2010
1/2/2001	10,000	$7.5000	1/2/2011
4/27/2007	20,000	$0.8500	4/27/2017
4/27/2007	10,000	$0.8500	4/27/2017
4/27/2007	10,000	$0.8500	4/27/2017
7/7/1999	1,000	$25.0000	7/7/2009
6/1/2000	500	$54.3750	6/1/2010
12/1/2000	500	$10.9380	12/1/2010
10/22/1998	40,000	$15.0000	10/22/2008
6/1/2000	500	$54.3750	6/1/2010
3/15/2001	5,000	$6.5620	3/15/2011
7/7/1999	1,000	$25.0000	7/7/2009
6/1/2000	500	$54.3750	6/1/2010
8/19/2002	4,000	$0.5000	8/19/2012
12/9/1997	500	$17.5000	12/9/2007	EXPIRED
10/1/1999	750	$29.3750	10/1/2009
6/1/2000	500	$54.3750	6/1/2010
4/27/2007	10,000	$0.8500	4/27/2017
Total Issued	139,450

Average
Purchase Price

Total Current	138,950	$15.68

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None

Purchase of Equity Securities

On October 11, 2007 the Company acquired 100% of the outstanding stock of SSL, a Florida limited liability company in exchange for nominal consideration. Subsequently, the Company converted SSL into a “C” Corporation.

Item 6. Selected Financial Data.

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Accelerated Building Concepts, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

The Company is a holding company which currently operates two wholly-owned subsidiaries, New Century Structures, Inc. (“NCSI”) and Sustainable Structures Leasing, Inc. (“SSL”).

OVERVIEW:

The Company’s principal operating subsidiary, NCSI, is a manufacturing and leasing company engaged in the manufacturing and leasing of concrete and structural insulated panel modular buildings. The Company markets the southeast United States with its primary focus on Florida.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 TO THE YEAR ENDED DECEMBER 31, 2006

Results of Operations

The Company reports its financial results of operations under two segments; manufacturing and leasing. During 2007, the Company recognized no revenue or expenses under the leasing segment. Prior to August 10, 2007, the Company was a shell company and had no operations.

On August 10, 2007, ABCC acquired all of the outstanding common stock of NCSI. For accounting purposes the acquisition has been treated as a recapitalization of NCSI with NCSI as the acquirer (reverse acquisition). The historical financial statements prior to August 10, 2007 are those of NCSI.

Overview

Total revenues decreased to $1,964,509 for the year ended December 31, 2007 from $6,678,617 for the year ended December 31, 2006. The decrease resulted primarily from the downturn in the educational market. SSL had no activity for 2007.

Cost of sales was $1,511,514 and $4,783,727, respectively for the years ended December 31, 2007 and 2006. The cost of sales relates solely to NCSI. As a percent of revenue, the cost of sales was 76.9% and 71.6% of revenue, respectively. The increase for 2007 was primarily due to the high cost of sales related to various factors, primarily the completion of one project which required a higher than projected cost to complete the project. Other factors associated with the significant cost of sales relate to the third quarter having decreased revenue due to limited marketing efforts in prior periods therefore not providing the Company with viable contracts along with the downturn in the educational market. This factor resulted in standard costs (i.e. depreciation, payroll) to stay static as the Company completed its marketing efforts which should provide a significant increase in revenue in 2008.

Gross profit was $452,995 and $1,894,890, respectively for the years ended December 31, 2007 and 2006, respectively.

Total operating expenses increased to $878,217 for the year ended December 31, 2007 from $1,440,797 for the year ended December 31, 2006. This 39.0% decrease was mainly attributable to the reduction of unnecessary overhead expenses. The primary expenses for NCSI are administrative payroll, rent, insurance, professional fees and payroll taxes.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a working capital deficit of $1,735,650. Net loss was $597,593 for the year ended December 31, 2007. The Company generated a negative cash flow from operations of $96,669 for the year ended December 31, 2007. The negative cash flow from operating activities for the period is primarily attributable to the decrease in revenues and the associated profits.

Cash flows used in investing activities of $9,465 for the year ended December 31, 2007 related primarily to the acquisition of assets offset by the sale of equipment.

Cash flows used in financing activities for the year ended December 31, 2007 was $352,124 primarily due to the issuance of notes payable, issuance of common stock offset by the conversion of preferred stock into common stock, and the conversion of notes payable into common stock.

The Company had a net decrease in cash of $458,258 for the year ended December 31, 2007 compared to an increase of $377,875 for the year ended December 31, 2006.

For the next twelve months, the Company intends to fund its operations through private debt and equity financing and income from operations.  However, if the pricing of commodities and other raw materials prices increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company has $9 million in backlog contracts for 2008.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue recognition

•	Product warranty reserve

•	Allowance for uncollectible accounts

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.  However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment.  Revenue for these transactions is recognized only when:

•	Title and risk of ownership have passed to the customer;

•	The Company has obtained a written fixed purchase commitment;

•	The customer has requested in writing the transaction be on a bill and hold basis;

•	The customer has provided a delivery schedule;

•	All performance obligations related to the sale have been completed;

•	The modular unit has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and

•	The modular unit is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sales by the Company.

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

NCSI contracts to build commercial, residential, and other infrastructures to its customers, none of which are related to the Company. As such, they recognize their revenue under the percentage of completion method as work on a contract as progresses. Recognition of revenue and profits generally is related to costs incurred in providing the services required under the contract. Statement of Position 81-1 discusses accounting for performance of construction contracts. The use of the percentage of completion method depends on our ability to make reasonably dependable estimates. Additionally, contracts executed by the Company and its customers include provisions that clearly specify the enforceable rights of our services that are provided to and received by our customers. Our estimates assume that our customers will satisfy their obligations under the contract and our performance requirements will be completed.

Product Warranty Reserve

Currently, NCSI provides one-year warranties on its contracts. Various components of the completed project are covered by third party warranties for products, services and other applicable items. Each warranty has different terms. Additionally, the Company provides its own warranty of its product and/or services. The terms of the warranty outside of the third party warranties is a standard one year comprehensive materials and workmanship warranty with two years on roofing labor and materials. This excludes damage due to a lack of standard maintenance, malicious acts, acts of God, and inappropriate use.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of December 31, 2007, we determined that there was no need for a reserve.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index

Page

Report of Independent Registered Public Accounting Firm	21
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006	22 - 23
Consolidated Statements of Operations for the Year Ended December 31, 2007 and 2006	24
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2007 and 2006	25
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and 2006	26 - 27
Notes to Consolidated Financial Statements	28 - 36

Board of Directors
Accelerated Building Concepts Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Accelerated Building Concepts Corporation (formerly known as K2 Digital, Inc.) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

On August 10, 2007, Accelerated Building Concepts Corporation acquired all of the outstanding common stock of NCSI. For accounting purposes the acquisition has been treated as a recapitalization of NCSI with NCSI as the acquirer (reverse acquisition). The historical financial statements prior to August 10, 2007 are those of NCSI.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Building Concepts Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Additionally, as of December 31, 2007, the Company has a working capital deficiency. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
April 14, 2008

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Balance Sheets
December 31,

	2007	2006
ASSETS
Current Assets
Cash	$394	$458,652
Accounts Receivable, Net	39,606	385,098
Prepaid Expenses	44,773	20,473

Total Current Assets	84,773	864,223

Property, Plant and Equipment, Net	500,350	620,046

Total Assets	$585,123	$1,484,269

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Balance Sheets
December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY

	2007	2006
Current Liabilities
Notes Payable, Current Portion	$647,941	$1,257,924
Accounts Payable and Accrued Expenses	843,328	688,842
Accrued Payroll and Taxes	192,939	234,656
Billings in Excess of Costs on Uncompleted Contracts	38,010	650,771
Deferred Revenue	98,206	-

Total Current Liabilities	1,820,424	2,832,193

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	622,918	442,265

Total Noncurrent Liabilities	622,918	442,265

Total Liabilities	2,443,342	3,274,457

Stockholders' Equity
Series A convertible preferred stock, voting, $0.01 par value, 1,000,000
shares authorized, 1,000,000 shares issued and outstanding	-	10,000
Series B convertible preferred stock, voting, $0.315 par value, 1,000,000
shares authorized, 606,944 shares issued and outstanding	-	191,794
Series C convertible preferred stock, voting, $0.555 par value, 100,000
shares authorized, 90,000 shares issued and outstanding	-	50,000
Series D convertible preferred stock, voting, $0.665 par value, 500,000
shares authorized, 424,225 shares issued and outstanding	-	282,000
Common stock, $0.1 par value, 24,000,000 shares authorized; 7,718,465
shares issued, 7,676,723 shares outstanding	771,844	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 1,600,000
shares issued and outstanding	-	485
Additional Paid In Capital	12,099,150	199,980
Subscriptions Receivable	(250,000)	(57)
Treasury Stock	(819,296)	-
Distributions	-	(158,283)
Accumulated Deficit	(13,659,917)	(2,366,107)

Total Stockholders' Equity	(1,858,219)	(1,790,188)

Total Liabilities and Stockholders' Equity	$585,123	$1,484,269

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,

	2007	2006
Sales	$1,964,509	$6,678,617
Cost of Sales	1,511,514	4,783,727
Gross Profit (Loss)	452,995	1,894,890
Operating Expenses	878,217	1,440,797
Income From Operations	(425,222)	454,093
Interest Income / (Expense), Net	(172,371)	(243,145)

Income (Loss) Before Extraordinary Item	(597,593)	210,948

Extraordinary Item - Theft	-	325,000

Net Loss After Extrordinary Item	$(597,593)	$(114,052)

Basic and diluted based upon
5,804,849 weighted average
shares outstanding	$(0.10)
Basic and diluted based upon
5,024,465 weighted average
shares outstanding		$(0.020)

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2007

							Additional					Total
					Common Stock		Paid-in	Subscriptions		Accumulated	Treasury	Shareholders'
	Series A	Series B	Series C	Series D	Shares	Amount	Capital	Receivable	Distributions	Deficit	Stock	Equity

Balance, January 1, 2006	$-	$-	$-	$-	-	$325	$-	$-	$(158,283)	$(2,252,055)	$-	$(2,410,013)

Issuance of Series A	10,000	-	-	-	-	-	-	-	-	-	-	10,000
Issuance of Series B	-	191,794	-	-	-	-	-	-	-	-	-	191,794
Issuance of Series C	-	-	50,000	-	-	-	-	-	-	-	-	50,000
Issuance of Series D	-	-	-	282,000	-	-	-	-	-	-	-	282,000
Issuance of Common Stock	-	-	-	-	-	160	199,980	-	-	-	-	200,140
Subscriptions Receivable	-	-	-	-	-	-	-	(57)	-	-	-	(57)
Net (loss)	-	-	-	-	-	-	-	-	-	(114,052)	-	(114,052)

Balance, December 31, 2006	$10,000	$191,794	$50,000	$282,000	1,600,000	$485	$199,980	$(57)	$(158,283)	$(2,366,107)	$-	$(1,790,188)

Conversion of Preferred Stock	(10,000)	(191,794)	(50,000)	(282,000)	2,121,169	21,212	512,582	-	-	-	-	-
Recapitalization	-	-	-	-	1,303,296	480,747	10,794,988	57	158,283	(10,696,216)	(819,296)	(81,437)
Issuance of Common Stock	-	-	-	-	250,000	25,000	225,000	(250,000)	-	-	-	-
Conversion of Debt	-	-	-	-	2,000,000	200,000	300,000	-	-	-	-	500,000
Conversion of Debt	-	-	-	-	300,000	30,000	45,000	-	-	-	-	75,000
Conversion of Debt	-	-	-	-	144,000	14,400	21,600	-	-	-	-	36,000
Net (Loss)	-	-	-	-	-	-	-	-	-	(597,593)	-	(597,593)

Balance, December 31, 2007	$-	$-	$-	$-	7,718,465	$771,844	$12,099,150	$(250,000)	$-	$(13,659,916)	$(819,296)	$(1,858,218)

See accompanying independent auditors report and notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(597,593)	$(114,052)
Adjustments to Reconcile Net Loss to Net
Cash Used By Operating Activities:
Depreciation and Amortization	124,821	114,430
Loss on Sale of Property, Plant and Equipment	4,340	-
Changes in Assets and Liabilities:
Accounts Receivable, Net	345,492	(25,149)
Prepaid Expenses and Other Current Assets	(24,300)	(20,473)
Accounts Payable, Accrued Expenses and Taxes Payable	112,769	(1,176,640)
Costs and Estimated Billings in Excess of Billings on
Uncompleted Contracts	(612,761)	650,771
Deferred Revenue	98,206	-

Net Cash Used In Operating Activities	(594,026)	(571,113)

Cash Flows From Investing Activities:
Proceeds from Sale of Property, Plant and Equipment	84,977	-
Acquisition of Property, Plant and Equipment	(94,442)	(592,385)

Net Cash Used In Investing Activities	(9,465)	(592,385)

Cash Flows From Financing Activities:
Issuance of Common Stock	-	200,140
Stock Subscriptions Receivable	-	(57)
Issuance of Preferred Stock - Series A	-	10,000
Issuance of Preferred Stock - Series B	-	191,794
Issuance of Preferred Stock - Series C	-	50,000
Issuance of Preferred Stock - Series D	-	282,000
Recapitalization due to Merger	(81,437)	-
Issuance of Notes Payable	227,693
Repayment of Notes Payable and Line of Credit	(46,023)	807,496

Net Cash Provided By Financing Activities	100,233	1,541,373

Net Increase (Decrease) in Cash	(458,258)	377,875

Cash at Beginning of Year	458,652	80,777

Cash at End of Period	$394	$458,652

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
(Continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$172,371	$243,145
Taxes Paid	$-	$-

On September 13, 2007 the Company converted $611,000 of debt assumed in the acquisition of New Century Structures, Inc. for 2,444,000 shares of its common stock at $0.25 per share.

On October 29, 2007 the Company entered into a stock subscription agreement to sell 250,000 shares of its common stock at $1.00 per share. As of December 31, 2007, the balance remains unpaid.

On August 9, 2007, the Company's outstanding shares of Series A, B, C and D preferred stock were converted into common stock.

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

Accelerated Building Concepts Corporation (“ABCC” or the “Company”), was formerly known as K2 Digital, Inc., a Delaware corporation formed in 1993. In August 2007, the Board approved the name change. Reference to ABCC will include the period prior to the name change.

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

Sustainable Structures Leasing, LLC was incorporated in April 2005 and converted to Sustainable Structures Leasing, Inc. (“SSL”) in October 2007.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NCSI and SSL.

On August 10, 2007, ABCC acquired all of the outstanding common stock of NCSI. For accounting purposes the acquisition has been treated as a recapitalization of NCSI with NCSI as the acquirer (reverse acquisition). The historical financial statements prior to August 10, 2007 are those of NCSI.

Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax position upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year. While the Company is currently assessing the potential effect of FIN 48, it does not anticipate any impact to beginning retained earnings in fiscal year 2008.

In accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. To date there has been no impairment of the Company’s long-lived assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with financial institutions insured by the FDIC.

Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of customers to whom the Company sells. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history. No allowance for doubtful accounts has been recorded as of December 31, 2007.

For the year ended December 31, 2007, sales to the Company’s top three customers accounted for approximately 79.7% of revenues and 1.5% of accounts receivable as of December 31, 2007. These customers were unique to 2006 and 2007 and are not projected to be customers in 2008.

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share were computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible preferred stock and stock options which are not utilized when the effect is anti-dilutive.

Revenue Recognition

The Company recognizes revenue on our products in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, (which superseded Staff Accounting Bulletin No. 101) “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectibility is reasonably assured. We accrue a provision for estimated returns concurrent with revenue recognition.

Statement of Position 81-1 discusses accounting for performance of construction contracts. The use of the percentage of completion method depends on our ability to make reasonably dependable estimates. Additionally, contracts executed by NCSI and its respective customers include provisions that clearly specify the enforceable rights of our services that are provided to and received by our customers. Our estimates assume that our customers will satisfy their obligations under the contract and our performance requirements will be completed.

Warranty Reserve

The Company provides warranties for their concrete modular buildings. Typically, the Company provides a one year warranty on construction whereas various components incorporated in the structure has the warranty of the third party manufacturer. Historically, the warranty costs have not been significant. The Company maintains a reserve for warranty related issues and evaluates it on a periodical basis or as necessary.

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. As of December 31, 2007, the Company had two operating segments; manufacturing and leasing.

NOTE 2 - RESTATEMENT

Balance Sheet, Statement of Operations, Statement of Stockholders’ Equity and Statement of Cash Flows

In connection with the audit as of December 31, 2007, certain errors associated with the Company’s recognition of the financials of the Company and NCSI for the third quarter 2007 were required to be restated. The errors related to the recording of the Company’s financials for the nine months ended September 30, 2007 and 2006 and the period August 10, 2007 (date of merger) through September 30, 2007. Subsequent to the filing, it was determined that the reported financials should have been reported as follows:

On August 10, 2007, ABCC acquired all of the outstanding common stock of NCSI. For accounting purposes the acquisition has been treated as a recapitalization of NCSI with NCSI as the acquirer (reverse acquisition). The historical financial statements prior to August 10, 2007 are those of NCSI.

The following tables presents the impact of the misclassification on the Company’s previously reported consolidated balance sheets, statement of operations, and the statement of cash flows.

	September 30, 2007
	As		As
	Reported	Adjustments	Restated

Liabilities
Current Liabilities
Notes Payable, Current Portion	$510,181	$-	$510,181
Accounts Payable and Accrued Expenses	727,688	-	727,688
Accrued Payroll and Taxes	224,113	-	224,113
Deferred Revenue	98,206	-	98,206

Total Current Liabilities	1,560,188	-	1,560,188

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	752,384	-	752,384

Total Noncurrent Liabilities	752,384	-	752,384

Total Liabilities	2,312,572	-	2,312,572

Stockholders' Equity
Common Stock	71,351	-	71,351
Distributions	(158,283)	158,283	-
Additional Paid In Capital	9,840,614	(208,229)	9,632,385
Subscription Receivable	-	-	-
Treasury Stock	(819,296)	-	(819,296)
Accumulated Other Comprehensive Income	25,722	(25,722)	-
Accumulated Deficit	(10,474,629)	75,668	(10,398,961)

Total Stockholders' Equity	(1,514,521)	-	(1,514,521)

Total Liabilities and Stockholders' Equity	$798,051	$-	$798,051

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$110,972	$-	$110,972	$10,281	$1,986,736	$1,997,017
Cost of Sales	265,699	-	265,699	-	1,877,392	1,877,392

Gross Profit	(154,727)	-	(154,727)	10,281	109,344	119,625
Operating Expenses	142,504	-	142,504	15,101	208,937	224,038

Income from Operations	(297,231)	-	(297,231)	(4,820)	(99,593)	(104,413)
Interest Income / (Expense), Net	(55,164)	-	(55,164)	-	(33,436)	(33,436)

Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)

Comprehensive Loss:
Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)
Other Comprehensive Loss,
unrealized gain (loss) on available-
for-sale security	-	-	-	(480)	480	-
Realized holding gain (loss) arising
during the period	-	-	-	-	-	-

Comprehensive Loss	$(352,395)	$-	$(352,395)	$(5,300)	$(132,549)	$(137,849)

Net Income (Loss) Per Share:
Basic and diluted based upon
5,502,639 weighted average
shares outstanding	$(0.05)	$(0.01)	$(0.06)
Basic and diluted based upon
5,024,465 weighted average
shares outstanding				$(0.001)	$(0.03)	$(0.03)

Note: The weighted average shares outstanding has been corrected.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$1,789,643	$(28,662)	$1,760,981	$42,198	$5,485,113	$5,527,311
Cost of Sales	1,314,469	-	1,314,469	-	4,327,693	4,327,693

Gross Profit	475,174	(28,662)	446,512	42,198	1,157,420	1,199,618
Operating Expenses	693,801	(104,330)	589,471	64,106	749,185	813,291

Income from Operations	(218,627)	75,668	(142,959)	(21,908)	408,235	386,327
Interest Income / (Expense), Net	(127,125)	-	(127,125)	-	(186,806)	(186,806)

Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521

Comprehensive Loss:
Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521
Other Comprehensive Loss,
unrealized gain (loss) on available-
for-sale security	-	-	-	2,400	(2,400)	-
Realized holding gain (loss) arising
during the period	(10,078)	10,078	-	-	-	-

Comprehensive Loss	$(355,830)	$85,746	$(270,084)	$(19,508)	$219,029	$199,521

Net Income (Loss) Per Share:
Basic and diluted based upon
5,185,608 weighted average
shares outstanding	$(0.05)	$-	$(0.05)
Basic and diluted based upon
5,804,849 weighted average
shares outstanding				$(0.004)	$0.034	$0.03

Note: The weighted average shares outstanding has been corrected.

	Nine Months Ended September 30, 2007
	As		As
	Reported	Adjustments	Restated

Cash Flows From Operating Activities:
Net Loss	$(345,752)	$75,668	$(270,084)
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	93,143	-	93,143
Stock Based Compensation	5,540	(5,540)	-
Realized Gain on Sale of Available-for-Sale Security	(22,131)	22,131	-
Conversion of Convertible Preferred Securities	(165,000)	165,000	-
Assumed Notes Payable in Acquisition, Net	790,686	(790,686)	-
Distributions Acquired in Acquisition	(158,283)	158,283	-
Accumulated Deficit Acquired in Acquisition	(2,366,108)	2,366,108	-
Decrease (Increase) In:
Accounts Receivable, Net	(119,571)	385,098	265,527
Note Receivable, Net	4,500	(4,500)	-
Investment in Available-for-Sale Security	18,100	(18,100)	-
Prepaid Expenses and Other Current Assets	(49,904)	20,473	(29,431)
Increase (Decrease) In:
Accounts Payable, Accrued Expenses and Taxes Payable	879,292	(825,267)	54,025
Billings in Excess of Costs on Uncompleted Contracts	-	(650,771)	(650,771)
Deferred Revenue	98,206	-	98,206

Net Cash Used In Operating Activities	(1,337,282)	897,897	(439,385)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(717,945)	620,046	(97,899)

Net Cash Used In Investing Activities	(717,945)	620,046	(97,899)

Cash Flows From Financing Activities:
Gross Proceeds from Sale of Available-for-Sale Security	20,000	(20,000)	-
Recapitalization due to Merger	-	(81,437)	(81,437)
Issuance of Notes Payable	499,337	(308,036)	191,301
Repayment of Notes Payable	(27,458)	-	(27,458)
Additional Paid-in Capital	1,493,874	(1,493,874)	-

Net Cash Provided By Financing Activities	1,985,753	(1,903,347)	82,406

Net Increase (Decrease) in Cash	(69,474)	(385,404)	(454,878)

Cash at Beginning of Year	73,248	385,404	458,652

Cash at End of Period	$3,774	$-	$3,774

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$129,098	$-	$129,098
Taxes Paid	$-	$-	$-

NOTE 3 - ACQUISITIONS, MERGERS AND NEW SUBSIDIARIES FORMED

K2 Acquisition Corp.

On January 29, 2007, the Company signed a letter of intent with NCSI a Florida corporation, whereby NCSI will merge with Merger Sub and NCSI intends to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. (“Avante”, see Note 6 - Related Parties) entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares.

On April 27, 2007, the Company signed a Merger Agreement with NCSI, whereby NCSI would merge with Merger Sub. In connection with the merger, the shareholders of NCSI would acquire a controlling interest in K2. NCSI's designees would be appointed as directors of K2 and the Board and shareholders would approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding.

Under the terms of the termination of the agreement with NPOWR, certain amounts owed to K2 under the LOI were payable in the form of a note. With the acquisition of the NPOWR preferred stock by Avante, $13,500 due under the note was assumed by Avante. The note was paid in full during the quarter ended June 30, 2007.

On August 10, 2007, the merger between Merger Sub and NCSI was completed with NCSI being the surviving company.

New Century Structures, Inc.

NCSI of Florida was incorporated in May 2001 under the name of M3'T, Inc. In July 2003, the Company changed its name to New Century Structures, Inc.  The Company was originally incorporated as an "S" Corporation. In 2006, the Company filed with the Internal Revenue Service to change its filing status to a "C" Corporation.

Sustainable Structures Leasing, Inc.

SSL of Florida, formerly known as Sustainable Structures Leasing, LLC, was incorporated on April 20, 2005. SSL was acquired by the Company on October 15, 2007, for $100. At the time of acquisition, SSL was converted to a C corporation.

NOTE 4 - BALANCE SHEET DETAILS

Property and equipment consist of the following:

	Useful	December 31,	December 31,
	Life	2007	2006

Facility	20	$182,078	$72,688
Capital Improvements	5	55,610	55,610
Machinery & equipment	5	347,971	228,681
Heavy equipment	7	107,156	-
Vehicles and trailers	4	7,000	10,000
Computer equipment	3	449	450
Furniture and fixtures	5	25,773	25,773
		726,038	393,202
Less: accumulated depreciation		(225,688)	-
Net property and equipment		$500,350	$393,202

Depreciation expense was $124,821 and $114,430 for the year ended December 31, 2007 and 2006, respectively.

Notes payable consist of the following:

	Due	December 31,	December 31,
	Date	2007	2006

Avante Holding Group, Inc.	July 2008	$296,469	$551,129
Regions Bank	June 2012	458,851	499,337
Caterpillar Financial Services Corporation	July 2008	5,638	18,979
Caterpillar Financial Services Corporation	July 2009	31,502	50,692
Bank of America	February 2013	100,000	100,000
Bridge Note (1)	August 2008	128,000	-
Wells Fargo	September 2011	24,493	99,112
Weaver Precast of Florida, LLC	December 2009	225,906	340,691
		1,270,859	1,659,940
Less: Current portion		647,941	1,217,675
Total long-term debt		$622,918	$442,265

(1) Multiple individuals.

NOTE 5 - COMMITMENTS

The Company leases office space in Melbourne, Florida from GAMI, LLC (“GAMI”, see Note 7 - Related Parties). The terms of the agreement are monthly payments of $4,000 expiring May 31, 2012. There are two renewable five year extensions.

The Company leases the property where its manufacturing operation is located. The lease expired on December 31, 2007 and is now a month-to-month lease. Monthly lease payments are $4,000.

Future minimum obligations for the above leases are as follows:

2008	$48,000
2009	48,000
2010	48,000
2011	48,000
2012	20,000

Total Lease Obligations	$212,000

NOTE 6 - BUSINESS SEGMENTS

The Company operates primarily in two segments: manufacturing division (NCSI) and leasing division (SSL).

Information concerning the revenues and operating income (loss) for the year ended December 31, 2007 and 2006, and the identifiable assets for the two segments in which the Company operates are shown in the following table:

	Year Ended
	December 31,
	2007	2006

OPERATING REVENUE
Manufacturing	$1,964,509	$6,678,617
Leasing	-	-

Consolidated Totals	$1,964,509	$6,678,617

INCOME (LOSS) FROM OPERATIONS (1)
Manufacturing	$(344,508)	$210,948
Leasing	-	-
Corporate	(80,714)	-

Consolidated Totals	$(425,222)	$210,948

IDENTIFIABLE ASSETS
Manufacturing	$585,123	$1,484,269
Leasing	-	-
Corporate	-	-

Consolidated Totals	$585,123	$1,484,269

DEPRECIATION AND AMORTIZATION
Manufacturing	$124,821	$114,430
Leasing	-	-
Corporate	-	-

Consolidated Totals	$124,821	$114,430

(1) Does not reflect the Extraordinary Loss of $325,000.

NOTE 7 - RELATED PARTIES

Michael W. Hawkins, formerly a Director and the Vice President of Finance for NCSI, is also CEO and principal shareholder for Avante and the Managing Member for GAMI. Prior to the merger, Avante and GAMI owned in NCSI approximately 42.2% of the common stock issued, 25% of the Series A preferred stock, 100% of the Series B preferred stock, 0% of the Series C preferred stock and 28.4% of the Series D preferred stock. The preferred shares converted into common shares of NCSI, prior to the merger, and Avante and GAMI now own 2,595,254 shares of the Company.

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

On May 31, 2005, NCSI and Avante entered into a Revolving Credit Agreement for $500,000. The terms of the Agreement includes interest at the rate of prime plus 4%. The Agreement terminates on May 31, 2006 with an available extension of one year at the discretion of the Lender. On May 31, 2006, Avante renewed the agreement for one year. An Amendment to the Agreement was executed in December 2006 providing an additional $500,000 credit for a total of $1,000,000. On May 31, 2007, Avante renewed the agreement for one year. In August 2007, various entities that held the Avante Revolving Credit Agreement as collateral to notes owed by Avante, elected to call the note and accept issuance of common stock of ABCC in lieu of cash. The Company issued 2,000,000 shares to six separate entities/individuals. Two of the individuals are related to Michael W. Hawkins. As of December 31, 2007, the balance due to Avante under this Agreement was $296,469.

NCSI and Avante entered into an Exclusive Mergers and Acquisitions Services Agreement on January 1, 2006 to provide merger and acquisition consulting services. The term of the agreement is for three years. Compensation is based upon a double Lehman Formula. As of December 31, 2007, no fees have been incurred under this agreement.

Michael W. Hawkins has personally guaranteed several obligations with the primary guarantee being the Regions Bank note. In addition to the various notes identified above, he has also personally guaranteed the Company note payable balance with Wells Fargo associated with the financing of a cement truck. The cement truck was sold on November 9, 2007 and the note was paid in full.

On July 1, 2006, GAMI contracted with Alternative Construction by ProSteel Builders, Inc. (f/k/a ProSteel Builders Corporation) (“ACP”) for the construction of a new office building for GAMI located in Melbourne, Florida. ACP subcontracted a portion of the construction to NCSI. The full contract value with ACP was $742,500. The contract, with change orders, between ACP and NCSI was $993,930. All balances due to the Company as of June 30, 2007 were paid in full. The contract and all related activities were done as an arms length transaction.

On May 31, 2006, the Company leased office space for its corporate office from GAMI for $4,000 per month for five years. The lease has two renewable five year periods.

Joseph Sorci, the CEO for the Company, is also CEO and principal shareholder for Florida Architects, Inc. (“FLA”). FLA performs various architectural roles for the Company in conjunction with evaluating, bidding, planning and actual building of the Company’s projects. All transactions are conducted as arms length transactions.

Joseph Sorci has personally guaranteed several obligations with vendors, banks and other business related entities. The primary guarantees are with Regions Bank, Weaver Precast of Florida, LLC, Wells Fargo and Bank of America.

On September 13, 2007, the Company issued 300,000 shares of common stock to Thomas G. Amon, the Company's Corporate Counsel and member of the Board of Directors in satisfaction of an outstanding payable of $75,000.

The Company has a payable of $9,390 and $25,471 to Alternative Construction Safe Rooms, Inc. (“ACSR”) and Alternative Construction by Revels, Inc. (“ACR”), respectively. ACSR and ACR are subsidiaries of Alternative Construction Technologies, Inc., which Michael W. Hawkins is the CEO, Chairman and significant shareholder.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 24,000,000, issued 7,718,465 and has outstanding 7,676,723 common shares at $0.10 par value at December 31, 2007.

As part of the acquisition / merger and reverse stock split on August 10, 2007, the Company issued 4,334,429 shares of common stock to shareholders of NCSI.

On September 13, 2007, the Company issued 2,444,000 shares to various debt holders in exchange for the conversion of $611,000 in debt. As part of this conversion of outstanding payables, the Company issued 444,000 shares to officers and directors. An additional 666,668 shares were issued to individuals related to Michael W. Hawkins (see Note 6 - Related Parties) as part of a reduction in the Revolving Credit Agreement with Avante.

On October 29, 2007, the Company issued 250,000 common shares for $250,000 in a private placement. On December 31, 2007, the $250,000 was a subscription receivable. Subsequent to December 31, 2007, the Company has received only $100,000 of the funds purchased. The Company has filed a lawsuit against the individual to collect the outstanding funds. See Note 10 - Legal Proceedings.

Preferred Stock

The Company has filed an amendment to designate its preferred stock as Series A convertible preferred stock convertible into common shares on a 3 for 1 basis.

On August 9, 2007, the Series A, B, C and D preferred stock of NCSI was converted to common stock of NCSI on a 1:1 basis.

On August 10, 2007, a simultaneous transaction with the merger between K2AC and NCSI, the Company’s outstanding 1,000,000 shares of preferred stock valued at $165,000 were converted to common stock at a 1.5 for 1 rate resulting in 150,000 shares of common stock being issued (post split).

Treasury Stock

Prior to January 1, 2006, the Company acquired 41,742 (post split) outstanding shares of common stock for $819,296. These shares are held in the treasury.

NOTE 9 - EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS Is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

	Year Ended
	December 31,
	2007	2006
Numerator
Net Loss	$(597,593)	$(114,052)
Denominator
Basic and diluted
Weighted average common shares outstanding	5,804,849	5,024,465
Denominator in basic calculation	5,804,849	5,024,465

Basic and diluted net income (loss) per share	$(0.10)	$(0.02)

NOTE 10 - INCOME TAXES

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

	For the Year Ended
	December 31,
	2007	2006

Tax expense (benefit) at the statutory rate of 35%	$(209,158)	$(39,918)
State income taxes, net of federal income tax	-	-
Change in valuation allowance	209,158	39,918

Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,
2007

Deferred tax assets:
Net operating loss carryforward - 2006 and prior (1) (2)	$8,114,052
Net operating loss carryforward - 2007	597,593

Total net operating loss carryforward	$8,711,645

Total deferred tax assets	$8,711,645

Less valuation allowance	(8,711,645)

Total deferred tax assets	$-

(1)
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

(2)	For 2006 and prior, $8.0 million relates to K2 Digital, Inc. prior to the merger whereas $114,052 relates to NCSI for 2006.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2007 and prior years were offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $13,897,148 as of December 31, 2007.

At December 31, 2007, the carryforwards expire in various years up through 2027.

NOTE 11 - LEGAL PROCEEDINGS

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

NCSI has been sued by two vendors, each for less than $20,000. The Company believes that each will be settled.

The Company maintains a reserve for legal expenses for all cases.

NOTE 12 - SUBSEQUENT EVENTS

On February 11, 2008, the Company issued 300,000 shares of common stock to various debt holders in exchange for the conversion of $135,000 in debt.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment described above, management has concluded that our internal control over financial reporting was not effective during the year ended December 31, 2007. Management has determined that (i) insufficient staffing and supervision resources and (ii) inability to detect the inappropriate application of United States GAAP principles are material weaknesses in our internal control over financial reporting.

The Company historically has had limited staff and financing. In the future, we intend to hire additional qualified personnel to allow for adequate separation of duties.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

NAME	AGE	POSITION	HELD POSITION SINCE
Joseph J. Sorci (2)	51	Chairman, Chief Executive Officer	10-Aug-07
Bruce Harmon (1)	49	Director, Audit Chairman, Interim Chief Financial Officer	10-Aug-07
Brian Gromlich (1)	49	Director	10-Aug-07
Thomas Amon (2)	60	Secretary, Director	10-Aug-07
Ralph A. Henry (1)	56	Director	10-Aug-07
Gina L. Bennett (2)	39	Director	10-Aug-07

(1) Directors term expires 2008.
(2) Directors term expires 2009.

JOSEPH J. SORCI, AIA, NCARB, CHIEF EXECUTIVE OFFICER (CEO) AND CHAIRMAN. Mr. Sorci is the Founder of NCSI. Mr. Sorci is a Registered Architect in Florida, Georgia, Louisiana, Mississippi and Texas with extensive experience in various aspects of design, manufacturing and building of educational, institutional, commercial and private structures. He has more than 20 years of experience in the architecture field where he has held positions including Principal of a Central Florida start-up architectural firm, Principal Director of the Florida office for a national architectural and engineering firm, and, currently President of Florida Architects, Inc. Mr. Sorci’s architectural experience encompasses all levels and complexities of educational projects throughout the State of Florida. He has been the Architect of Record for more than 50 educational projects, from K-12 to community college to the university level. Mr. Sorci has a Bachelor of Design and a Masters of Architecture from the University of Florida.  He has passed the Florida General Contractors examination and is in the process of activating his General Contractors License in Florida. Mr. Sorci is working on the LEEDS Certification allowing him to certify the green building products offered by the Company. Additionally, his NCARB Certificate allows reciprocity for Architectural licensing in other states, Canada and other countries.

BRUCE HARMON, DIRECTOR, AUDIT CHAIRMAN AND INTERIM CHIEF FINANCIAL OFFICER (CFO). Mr. Harmon has been Controller or Chief Financial Officer with numerous companies, including SinoFresh HealthCare, Inc. (SFSH.OB) from September 2002 to September 2003 and Avante Holding Group, Inc. and its affiliated companies Alternative Construction Technologies, Inc. (ACCY.OB) and Organa Technologies Group, Inc. (OGNT.PK). He currently is also a director of ACCY.OB and OGNT.PK. Additionally, Mr. Harmon previously served as CFO of SFSH.OB, ACCY.OB and OGNT.PK. Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

BRIAN GROMLICH, DIRECTOR. Mr. Gromlich has worked in the modular building industry since 1983. Prior to joining NCSI in 2007, he was employed with Work Space Plus, Major Projects (2004 - 2007) and Division Manager with Resun Leasing (1992 - 2004). Mr. Gromlich is a veteran of the United States Marine Corp. He has an Associate of Arts degree, is a graduate of The Comair Aviation Academy and is a current commercial, multi-engine and instrument-rated pilot.

THOMAS G. AMON, SECRETARY AND DIRECTOR.  Mr. Amon is a Director, Secretary and Legal Counsel to the Company and has over thirty years experience as a practicing attorney specializing in Venture, International Banking and Financial Law, Oil and Gas Law and Toxic and Mass Tort litigation and shareholder class actions and derivative actions. He is a member of the Board of Directors of Venro Petroleum Corporation, an international energy company located in New York City and Houston, Texas; Alternative Construction Technologies, Inc. (ACCY.OB), a manufacturer of structural insulated panels, located in Melbourne, Florida, and Encore Networks, Inc., a supplier of signaling conversion and network access products located in Dulles, VA. He is also General Counsel and Director of Sonic Mountain, Inc., a provider of digital media and podcasts, located in New York City and San Francisco, CA. Mr. Amon graduated from Harvard University and the University of Virginia School of Law.

RALPH A. “HANK” HENRY, DIRECTOR. Mr. Henry joined NCSI as the Chief Operating Officer in March 2005 and spearheaded the establishment of NCSI’s manufacturing plant, including plant construction, establishing procedures, hiring all personnel, and coordination of ramping up production of modular concrete and metal panel buildings. He resigned as COO in January 2006 and became a Director in August 2007. Mr. Henry’s extensive experience in all facets of educational facility construction projects, from the physical plant maintenance perspective, to facilities director, to Deputy Director of the Florida Department of Education Budget & Finance Office, as well as hands-on experience in many of the construction trades, offers unique and distinctively valuable abilities to the NCSI organization. Mr. Henry holds a BA in Interdisciplinary Social Sciences from University of South Florida.

GINA L. BENNETT, DIRECTOR. Ms. Bennett has over twelve years experience regarding compliance with HIPAA governmental and regulatory agencies in new and growing companies. Her experience includes responsibilities in risk management, corporate restructuring and human resources, company policy and procedures development and implementation. Ms. Bennett serves as the Chief Operating Officer of Avante Holdings Group, Inc. and has served as Chief Executive Officer and Chairman for Organa Technologies Group, Inc. (OGNT.PK) since June 2006. Ms. Bennett has a BS in Legal Studies from Nova Southeastern University.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Committees of the Board of Directors

Audit Committee

Bruce Harmon serves as chairman of the Audit Committee. Additionally, Ralph A. Henry serves as an independent Audit Committee member. The Audit Committee is responsible for overseeing all of our financial and legal and regulatory compliance functions, including matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding our Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. When appropriate, the Board of Directors and Audit Committee will utilize the services of an independent valuation firm to help them determine the fair value of these securities.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee members are Gina Bennett and Joseph J. Sorci. The Nominating and Corporate Governance Committee is responsible for identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our board of directors or a committee of the board, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. Joseph J. Sorci serves as the chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee considers nominees properly recommended by our stockholders. The Nominating and Corporate Governance Committee will consider qualified director nominees recommended by stockholders when such recommendations are submitted in accordance with the Company’s governing documents and any applicable law, rule or regulation regarding director nominations. When submitting a nomination to the Company for consideration, a stockholder must provide certain information that would be required under applicable Commission rules, including the following minimum information for each director nominee: full name, age and address; principal occupation during the past five years; current directorships on publicly held companies and private companies; number of shares of Company common stock owned, if any; and, a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected by the stockholders.

Compensation Committee

The Compensation Committee members are Gina Bennett and Bruce Harmon. Mr. Harmon serves as chairman of the Compensation Committee. The Compensation Committee reviews and recommends to the full board for approval the compensation paid by us of our officers.

Item 11. Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Upon their election to the board, non-employee directors are paid $1,500 per day on the day board meetings are held, with an annual limit of $4,000. No such fees have been paid to any director since incorporation. Reasonable travel expenses are reimbursed.

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) and each other executive officer during the calendar years ended December 31, 2007 and 2006.

							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary (1)	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Joseph J. Sorci (2) (6)	2007	$-	$-	$36,000	$-	$-	$-	$-	$36,000
Chairman and CEO	2006	$-	$-	$-	$-	$-	$-	$-	$-

Bruce Harmon (3)	2007	$-	$-	$-	$-	$-	$-	$-	$-
Director and Interim CFO	2006	$-	$-	$-	$-	$-	$-	$-	$-

Ralph A. "Hank" Henry (4)	2007	$2,885	$-	$-	$-	$-	$-	$-	$2,885
Director and COO	2006	$-	$-	$-	$-	$-	$-	$-	$-

Gina L. Bennett (5)	2007	$-	$-	$-	$-	$-	$-	$-	$-
Director and COO	2006	$-	$-	$-	$-	$-	$-	$-	$-

(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer.

(2) Compensation paid is paid to Florida Architects, Inc., as to which Mr. Sorci is the CEO and majority shareholder.

(3) Mr. Harmon receives no direct compensation for the services provided. Mr. Harmon is compensated through the Administrative Consulting Agreement.

(4) Mr. Henry resigned his position as COO of NCSI in January 2006.

(5) Ms. Bennett receives no direct compensation for the services provided. Mr. Bennett is compensated through the Administrative Consulting Agreement.

Ms. Bennett was the COO of NCSI from January 2006 through June 2007.

(6) Stock Awards for Mr. Sorci was the conversion of debt to common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of December 31, 2007 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the total issued, issuable and outstanding voting stock is 7,676,723. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

	Amount and Nature of
Name and Address of Beneficial Owner (1) (2)	Beneficial Ownership	Percent
Joseph J. Sorci, Chairman and CEO	1,267,831	16.5%
Bruce Harmon, Director and Interim CFO	129,575	1.7%
Brian Gromlich	-	0.0%
Thomas G. Amon, Director and Secretary	312,500	4.1%
Ralph A. "Hank" Henry, Director	107,979	1.4%
Gina L. Bennett, Director	129,575	1.7%
Avante Holding Group, Inc. (3)	2,595,254	33.8%
All officers and directors as a group	1,947,460	25.4%

1	Unless otherwise noted, the address of each person or entity listed is c/o Accelerated Building Concepts Corporation, 2910 Bush Drive, Melbourne, FL 32935.

2
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

3	Includes 711,104 shares owned by GAMI, LLC which is also owned and controlled by Michael W. Hawkins.

Balance does not include 333,335 and 333,333 shares, respectively, issued to the daughter and brother of Michael W. Hawkins upon conversion of debt.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 13, 2007, the Company issued 300,000 shares of common stock to Thomas G. Amon, the Company's Corporate Counsel and member of the Board of Directors in satisfaction of an outstanding payable of $75,000.

On September 13, 2007, the Company issued 144,000 shares of common stock to Joseph J. Sorci, the Company's CEO in exchange for the outstanding payable of $36,000.

On September 13, 2007, Avante assigned $500,000 of its receivable from NCSI to six various individuals as settlement for its outstanding debt. Subsequently, the Company issued 2,000,000 shares of common stock to the various people including two family members (issued 666,668 shares) of Michael W. Hawkins, a former officer, director and a significant shareholder, in exchange for the outstanding payable on the Revolving Credit Agreement with Avante of $500,000.

The Law Offices of Thomas G. Amon, New York, New York, represents the Company on certain legal matters. Thomas G. Amon, a principal in that firm is a director of the Company and owns 312,500 common shares of Company stock.

The Company has a payable of $9,390 and $25,471 to Alternative Construction Safe Rooms, Inc. (“ACSR”) and Alternative Construction by Revels, Inc. (“ACR”), respectively. ACSR and ACR are subsidiaries of Alternative Construction Technologies, Inc., which Michael W. Hawkins is the CEO, Chairman and significant shareholder.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company has paid $13,500 and $12,000 for its quarterly financial reviews, Form 10-Q reviews, and Form 10-K reviews for 2007 and 2006, respectively. The Company has paid $45,000 and $14,000 for its annual financial audits for 2007 and 2006, respectively.

Tax Fees

The Company’s taxes are prepared internally therefore no fees have been paid associated with tax preparation.

All Other Fees

The Company has no other related fees.

The Company’s Audit Committee has an Audit Committee Charter with the appropriate policies and procedures regarding approvals. The Audit Committee has approved of all items disclosed in this section.

The Company’s auditors for 2007 are Liebman, Goldberg & Drogin, LLP, located in Garden City, New York.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Item 8. Financial Statements and Supplementary Data.

Incorporated herein by reference.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Joseph J. Sorci	April 14, 2008
Joseph Sorci, Chief Executive Officer	Date

/s/ Bruce Harmon	April 14, 2008
Bruce Harmon, Interim Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Sorci	April 14, 2008
Joseph Sorci, Chairman of the Board	Date

/s/ Bruce Harmon	April 14, 2008
Bruce Harmon, Audit Committee Chairman, Director	Date

/s/ Thomas G. Amon	April 14, 2008
Thomas G. Amon, Director	Date

/s/ Brian Gromlich	April 14, 2008
Brian Gromlich, Director	Date

/s/ Ralph A. “Hank” Henry	April 14, 2008
Ralph A. “Hank” Henry, Director	Date

/s/ Gina L. Bennett	April 14, 2008
Gina L. Bennett, Director	Date

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1)	Any annual report to security holders covering the registrant’s last fiscal year; and

(2)	Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Incorporation of the Company*

3.1(a)	Amendment to Certificate of Incorporation of the Company*

3.1(b)	Amendment to Certificate of Incorporation of the Company (incorporated by reference from the Registrant's Form 10KSB for its fiscal year ended 12/31/00).*

3.1(c)	Amendment of Certificate of Incorporation of the Company (incorporated by reference from the Registrant’s Form 14A filed with the Securities & Exchange Commission on July 24, 2007).*

3.2	By-laws of the Company*

3.2(b)	Amendment to By-laws of the Company*

4.1	Common Stock Certificate*

4.2	Warrant Certificate*

4.4	Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Company*

4.5	Voting Agreement among Messrs. Centner, de Ganon, Cleek and Szollose*

10.1	1996 Stock Incentive Plan and Rules Relating thereto*

10.2	1997 Stock Option Plan (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/96).*

10.3	Amendment to 1997 Stock Option Plan (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00).*

10.4	Consulting Agreement with Harvey Berlent*

10.5	Employment Agreement with Matthew G. de Ganon*

10.6	Extension of Employment Agreement with Matthew G. de Ganon dated November 2, 1998 (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/98).*

10.7	Amendment to Employment Agreement of Matthew G. de Ganon dated April 14, 2000 (incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 03/31/00).*

10.8	Employment Agreement with Douglas E. Cleek*

10.9	Extension of Employment Agreement with Douglas E. Cleek dated January 15, 1999 (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/98).*

10.10	Employment Agreement with Gary W. Brown dated April 14, 2000 (incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 03/31/00).*

10.11	Restricted Stock Agreement of Gary W. Brown (incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 03/31/00).*

10.12	Employment Agreement with Lynn Fantom dated February 13, 2001 (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00).*

10.13
Agreement of Lease dated as of April 18, 1997, between 30 Broad Associates, L.P., as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended 12/31/00).*

10.14
Amendment to Lease dated as of April 1, 1998, between 30 Broad Associates, L.P., as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant's Form 10-KSB for its fiscal year ended
12/31/00).*

10.15
Second Amendment to Lease dated as of July 10, 2000, between ASC-CSFB 30 Broad, LLC, as landlord, and the Company, as tenant, relating to 30 Broad Street, New York, New York (incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended 06/30/00).*

10.16
Common Stock Purchase Agreement dated as of December 11, 2000 between the Company and Fusion Capital Fund II, LLC (incorporated by reference from the Registrant's Current Report on Form 8-K filed 12/11/00).*

10.17	Form of Registration Rights Agreement between the Company and Fusion Capital Fund II, LLC (incorporated by reference from the Registrant's Current Report on Form 8-K filed 12/11/00).*

10.18
Master Transaction Agreement, dated as of August 20, 2001, between the Company and Integrated Information Systems, Inc. (incorporated by reference from the Registrant's Current Report on Form 8-K filed 8/30/01).*

10.19
Agreement and Plan of Merger, dated as of January 15, 2002, by and among First Step Distribution Network, Inc. and its shareholders, First Step Acquisition Corp. and the Company (incorporated by reference from the Registrant's Current Report on Form 8-K filed 01/17/02).*

10.20	Side Letter dated April 8, 2002, by and between the Company and First Step Distribution Network, Inc. (incorporated by reference from the Registrant's Annual Report on Form 10-KSB filed 04/16/02).*

16.1	Letter from Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from the Registrant's Current Report on Form 8-K filed 04/16/02).*

21.1	Subsidiary List*

23.1	Consent of Liebman Goldberg & Drogin, LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Officer pursuant to Title 18, United States Code, Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Filed herewith.