Form 10-Q
period 2008-03-31
Accelerated Building Concepts CORP
filed 2008-05-15
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

321-421-6662
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 31, 2008, 7,468,465 shares of the registrant’s common stock (no par value) were outstanding.

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts regarding Accelerated Building Concepts Corporation’s (the “Company’s”) business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes” or “certain” or the negative of these terms or other variations or comparable terminology.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on manufacturing revenue growth from an increasing base of customers, (ii) to focus on leasing revenue growth from an increasing base of leasable assets, and (iii) to create infrastructure capabilities that can provide prompt and efficient project bidding, expedited manufacturing, and rapid delivery; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular sales and leasing revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Georgia and other new markets in the U.S.; and the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, other customers, manufacturers, and other suppliers; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular structures that we sell; the effect of seasonality on the Company’s business; and the Company’s ability to pass on increases in its costs of modular structures, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

Forward-looking statements are made only as of the date of this Form 10-Q and are based on management’s reasonable assumptions, however these assumptions can be wrong or affected by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

ITEM I. FINANCIAL STATEMENTS

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	unaudited	audited
	March 31,	December 31,
	2008	2007

Current Assets
Cash	$118,836	$394
Accounts Receivable, Net	567,714	39,606
Prepaid Expenses	116,718	44,773

Total Current Assets	803,267	84,773

Property, Plant and Equipment, Net	1,248,642	500,350

Total Assets	$2,051,909	$585,123

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

	Unaudited	Audited
	March 31,	December 31,
	2008	2007

Current Liabilities
Notes Payable, Current Portion	$951,242	$647,941
Accounts Payable and Accrued Expenses	1,888,566	843,328
Accrued Payroll and Taxes	192,209	192,939
Billings in Excess of Costs on Uncompleted Contracts	790,633	38,010
Deferred Revenue	99,673	98,206

Total Current Liabilities	3,922,323	1,820,424

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	578,246	622,918

Total Noncurrent Liabilities	578,246	622,918

Total Liabilities	4,500,569	2,443,342

Stockholders' Equity
Common stock, $0.10 par value, 24,000,000 shares authorized; 7,468,465 shares issued, 7,426,723 shares outstanding	771,844	771,844
Additional Paid In Capital	12,099,150	12,099,150
Treasury Stock	(819,296)	(819,296)
Subscription Receivable	(150,000)	(250,000)
Accumulated Deficit	(14,350,358)	(13,659,917)

Total Stockholders' Equity	(2,448,660)	(1,858,219)

Total Liabilities and Stockholders' Equity	$2,051,909	$585,123

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statement of Income
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Sales	$835,422	$1,300,847
Cost of Sales	1,186,032	989,919
Gross Profit (Loss)	(350,609)	310,928
Operating Expenses	248,021	279,458
Income (Loss) From Operations	(598,631)	31,470
Interest Income / (Expense), Net	(91,811)	(27,075)

Net Income (Loss)	$(690,441)	$4,395

Net Income (Loss) Per Share:
Basic and diluted based upon 7,468,465 weighted average shares outstanding	$(0.09)
Basic and diluted based upon 1,600,000 weighted average shares outstanding		$0.00

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,
(audited)

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(690,441)	$4,395
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	27,958	31,082
Decrease (Increase) In:
Accounts Receivable, Net	(528,108)	(476,273)
Prepaid Expenses and Other Current Assets	(71,945)	8,531
Increase (Decrease) In:
Accounts Payable, Accrued Expenses and Taxes Payable	1,044,508	454,986
Billings in Excess of Costs on Uncompleted Contracts	752,623	-
Deferred Revenue	1,467	-

Net Cash Provided By Operating Activities	536,063	22,721

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(776,250)	-

Net Cash Used In Investing Activities	(776,250)	-

Cash Flows From Financing Activities:
Subscription Receivable	100,000	-
Issuance of Notes Payable	301,921	614
Repayment of Notes Payable	(43,292)	(472,994)

Net Cash Provided By (Used In) Financing Activities	358,629	(472,380)

Net Increase (Decrease) in Cash	118,442	(449,659)

Cash at Beginning of Year	394	458,652

Cash at End of Period	$118,836	$8,993

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$91,811	$186,806
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2007.

Accelerated Building Concepts Corporation (“ABCC” or the “Company”), was formerly known as K2 Digital, Inc., a Delaware corporation formed in 1993. In August 2007, the Board approved a name change. Reference to ABCC will include the period prior to the name change.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NCSI and Sustainable Structures Leasing, Inc. (“SSL”). All significant intercompany transactions have been eliminated in consolidation. Intercompany transactions include the loans from the parent to its subsidiaries.

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share , basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of Series A, Series B and Series C convertible preferred stock, convertible debentures, stock options and warrant common stock equivalent shares which are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. As of March 31, 2008, the Company had two operating segments.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet, Statement of Operations and Statement of Cash Flows

In connection with the audit of the Company’s financial statements for the year ended December 31, 2007, certain errors associated with the Company’s recognition of the merger of NCSI with K2AC for the nine months ended September 30, 2007 were required to be restated. The error related to the recording of the entire nine months ended September 30, 2007 for NCSI, not the period August 10, 2007 through September 30, 2007.

The following table presents the impact of the balance sheet misclassification on the Company’s previously reported consolidated balance sheets for the period ended September 30, 2007.

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

The following table presents the impact of the statement of operations misclassification on the Company’s previously reported consolidated balance sheets for the three months and the nine months ended September 30, 2007.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2007
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$110,972	$-	$110,972	$10,281	$1,986,736	$1,997,017
Cost of Sales	265,699	-	265,699	-	1,877,392	1,877,392

Gross Profit	(154,727)	-	(154,727)	10,281	109,344	119,625
Operating Expenses	142,504	-	142,504	15,101	208,937	224,038

Income from Operations	(297,231)	-	(297,231)	(4,820)	(99,593)	(104,413)
Interest Income / (Expense), Net	(55,164)	-	(55,164)	-	(33,436)	(33,436)

Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)

Comprehensive Loss:
Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)
Other Comprehensive Loss, unrealized gain (loss)on available-for-sale security:				(480)	480	-
Realized holding gain (loss) arising during the period	-	-	-	-	-	-

Comprehensive Loss	$(352,395)	$-	$(352,395)	$(5,300)	$(132,549)	$(137,849)

Net Income (Loss) Per Share:
Basic and diluted based upon 5,502,639 weighted average shares outstanding	$(0.05)	$(0.01)	$(0.06)
Basic and diluted based upon 5,024,465 weighted average shares outstanding				$(0.001)	$(0.03)	$(0.03)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$1,789,643	$(28,662)	$1,760,981	$42,198	$5,485,113	$5,527,311
Cost of Sales	1,314,469	-	1,314,469	-	4,327,693	4,327,693

Gross Profit	475,174	(28,662)	446,512	42,198	1,157,420	1,199,618
Operating Expenses	693,801	(104,330)	589,471	64,106	749,185	813,291

Income from Operations	(218,627)	75,668	(142,959)	(21,908)	408,235	386,327
Interest Income / (Expense), Net	(127,125)	-	(127,125)	-	(186,806)	(186,806)

Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521

Comprehensive Loss:
Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521
Other Comprehensive Loss, unrealized gain (loss) on available- for-sale security:				2,400	(2,400)	-
Realized holding gain (loss) arising during the period	(10,078)	10,078	-	-	-	-

Comprehensive Loss	$(355,830)	$85,746	$(270,084)	$(19,508)	$219,029	$199,521

Net Income (Loss) Per Share:
Basic and diluted based upon 5,185,685 weighted average shares outstanding	$(0.05)	$-	$(0.05)
Basic and diluted based upon 5,804,849 weighted average shares outstanding				$(0.004)	$0.034	$(0.03)

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents the impact of the statement of cash flows misclassification on the Company’s previously reported consolidated balance sheets for the nine months ended September 30, 2007.

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

NOTE 3 – ACQUISITIONS, MERGERS AND NEW SUBSIDIARIES FORMED

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
March 31, 2008

NOTE 3 – ACQUISITIONS, MERGERS AND NEW SUBSIDIARIES FORMED - continued

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

On January 29, 2007, the Company signed a letter of intent with NCSI a Florida corporation, whereby NCSI will merge with Merger Sub and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. (“Avante”, see Note 6 - Related Parties) entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares.

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

NOTE 4 – BALANCE SHEET DETAILS

Property and equipment consist of the following:

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 4 – BALANCE SHEET DETAILS - continued

	Useful	March 31,	December 31,
	Life	2008	2007

Facility	20	$182,078	$182,078
Capital Improvements	5	55,610	55,610
Construction-in-Progress (a)	(a)	776,250	-
Machinery & equipment	5	347,971	347,971
Heavy equipment	7	107,156	107,156
Vehicles and trailers	4	7,000	7,000
Computer equipment	3	450	449
Furniture and fixtures	5	25,773	25,773
		1,502,289	726,038
Less: accumulated depreciation		(253,647)	(225,688)
Net property and equipment		$1,248,642	$500,350

(a)	Modular buildings for lease. The buildings are projected to be in service in the second and/or third quarter of 2008. The useful life will be 20 years.

Depreciation expense was $27,958 and $124,821for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

Notes payable consists of the following:

	Due	March 31,	December 31,
	Date	2008	2007

Avante Holding Group, Inc.	July 2008	$577,521	$296,469
Regions Bank	June 2012	443,781	458,851
Caterpillar Financial Services Corporation	July 2008	4,634	5,638
Caterpillar Financial Services Corporation	July 2009	31,502	31,502
Bank of America	February 2013	100,000	100,000
Bridge Note (1)	August 2008	128,000	128,000
Spectra	December 2008	23,253	-
Wells Fargo	September 2011	24,493	24,493
Weaver Precast of Florida, LLC	December 2009	196,304	225,906
		1,529,488	1,270,859
Less: Current portion		951,242	647,941
Total long-term debt		$578,246	$622,918

(1) Multiple individuals.

NOTE 5 – COMMITMENTS

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

Future minimum obligations for the above leases are as follows:

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 5 – COMMITMENTS - continued

2008	$36,000
2009	48,000
2010	48,000
2011	48,000
2012	20,000

Total Lease Obligations	$200,000

NOTE 6 - BUSINESS SEGMENTS

The Company operates primarily in two segments: manufacturing division (NCSI) and leasing division (SSL).

Information concerning the revenues and operating income (loss) for the three months ended March 31, 2008 and 2007, and the identifiable assets for the two segments in which the Company operates are shown in the following table:

	Three Months Ended
	March 31,
	2008	2007

OPERATING REVENUE
Manufacturing	$826,945	$1,300,847
Leasing	8,477	-

Consolidated Totals	$835,422	$1,300,847

INCOME (LOSS) FROM OPERATIONS
Manufacturing	$(581,885)	$31,470
Leasing	2,600	-
Corporate	(19,346)	-

Consolidated Totals	$(598,631)	$31,470

IDENTIFIABLE ASSETS
Manufacturing	$1,267,182	$585,123
Leasing	784,727	-
Corporate	-	-

Consolidated Totals	$2,051,909	$585,123

DEPRECIATION AND AMORTIZATION
Manufacturing	$27,958	$31,082
Leasing	-	-
Corporate	-	-

Consolidated Totals	$27,958	$31,082

NOTE 7 – RELATED PARTIES

Michael W. Hawkins, formally was a Director and the Vice President of Finance for NCSI, is also CEO and principal shareholder for Avante and the Managing Member for GAMI. Avante and GAMI each hold various amounts of shares of the Company. Mr. Hawkins, through the issuance of stock to various companies controlled by himself, owned in NCSI approximately 42.2% of the common stock issued, 25% of the Series A preferred stock, 100% of the Series B preferred stock, 0% of the Series C preferred stock and 28.4% of the Series D preferred stock which, prior to the merger with K2, converted to common stock.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 7 – RELATED PARTIES - continued

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

On May 31, 2005, NCSI and Avante entered into a Revolving Credit Agreement for $500,000. The terms of the Agreement includes interest at the rate of prime plus 4%. The Agreement terminates on May 31, 2006 with an available extension of one year at the discretion of the Lender. On May 31, 2006, Avante renewed the agreement for one year. An Amendment to the Agreement was executed in December 2006 providing an additional $500,000 credit for a total of $1,000,000. As of September 30, 2007, the balance due to Avante under this Agreement was $264,618. In August 2007, various entities that held the Avante Revolving Credit Agreement as collateral to notes owed by Avante, elected to call the note and accept issuance of common stock of ABCC in lieu of cash. The Company issued 2,000,000 shares to six separate and unrelated entities.

NCSI and Avante entered into an Exclusive Mergers and Acquisitions Services Agreement on January 1, 2006 to provide merger and acquisition consulting services. The term of the agreement is for three years. Compensation is based upon a double Lehman Formula.

Michael W. Hawkins has personally guaranteed several obligations with the primary guarantee of Regions Bank. In addition to the various notes identified above, he has also personally guaranteed the Company note payable balance with Wells Fargo associated with the financing of a cement truck. The cement truck was sold on November 9, 2007.

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

On May 31, 2007, the Company leased office space for its corporate office from GAMI for $4,000 per month for five years. The lease has two renewable five year periods.

On February 10, 2008, the Company’s subsidiary Sustainable Structures, Inc. entered into a contract to build two buildings for Gulfstream Aerospace, Inc. (“Gulfstream”). The contract with Gulfstream was viewed by the Company as the first of many such contracts with Gulfstream which are expected to yield significant long term revenue to ABCC. ABCC was unable to finance these contracts through conventional methods. Alternative Construction Technologies, Inc. (“ACT”) a company related to ABCC by common ownership of stock and common management, agreed, on a one-time emergency basis, to finance the construction of the buildings utilizing its line of credit. The costs of financing of $1,040,000, plus interest and other consideration of approximately $110,000 will be borne by ABCC, and ABCC will recognize a loss of approximately $315,300 on this contract. These costs are related, in part, to additional expenses incurred by ACT, including the issuance of warrants to the funding source, which will be borne by ABCC. It is expected that future contracts with this customer will be profitable. While the transaction between ACT and ABCC was not entered into at arms length, given the credit worthiness of ABCC’s customer, and the enhancement of a business relationship for ABCC, management of the Company determined that the financing was in the Company’s best, long-term, interest.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 7 – RELATED PARTIES - continued

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company has filed an amendment to designate 1,000,000 shares of convertible Series A preferred stock that has 3,000,000 underlying common shares as part of a private placement to raise up to $24 million for the Company.

On August 10, 2007, a simultaneous transaction with the merger between K2AC and NCSI, the Company’s outstanding 1,000,000 shares of preferred stock valued at $165,000 converted to common stock at a 1 for 1.5 rate resulting in 150,000 shares of common stock being issued.

Treasury Stock

Prior to January 1, 2005, the Company acquired 417,417 outstanding shares of common stock for $819,296.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 9 – LEGAL PROCEEDINGS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, as well as those discussed in Part II - Item 1A, “Risk Factors,” and elsewhere in this document and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I – Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 14, 2008.

DESCRIPTION OF COMPANY:

The Company is a holding company that currently has two operating subsidiaries, New Century Structures, Inc. (“NCSI”), an entity which provides design, manufacturing, and construction services for modular and component building facilities utilizing concrete and steel and structural insulated panels (SIPs) for use by commercial, educational clients and other government agencies, and Sustainable Structures Leasing, Inc. (“SSL”), an entity which provides leasing capabilities to customers of the Company on either a lease or lease-purchase basis.

On August 10, 2007, ABCC acquired all of the outstanding common stock of NCSI. For accounting purposes, the acquisition has been treated as a recapitalization of NCSI with NCSI as the acquirer (reverse acquisition). The historical financial statements prior to August 10, 2007 are those of NCSI.

OVERVIEW:

The Company is a design, manufacturing, and construction company, engaged in the construction of commercial, government and educational buildings in Florida.

Founded in 1993, the Company was originally a digital professional services company that, until August 2001, historically provided consulting and development services, including analysis, planning, systems design, creation and implementation. In August 2001, upon the sale of assets to Integrated Information Systems, Inc., the Company effectively ceased operations.

On January 29, 2007, the Company signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI will merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub will merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own 540,516 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 150,000 post merger common shares.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Results of Operations

Total revenues decreased to $835,422 for the three months ended March 31, 2008 from $1,300,847 for the three months ended March 31, 2007. The decrease of $465,425 (35.8%) resulted primarily from the lack of funding in which to fulfill its contractual obligations.

Cost of sales was $1,186,032 and $989,919, respectively for the three months ended March 31, 2008 and the three months ended March 31, 2007. As a percent of revenue, the cost of sales for the manufacturing division was 142.7% ($1,180,307) whereas the leasing division was 67.5% ($5,725). The manufacturing division recorded a loss ($315,400) on the contract with Gulfstream Aerospace (see Notes to Consolidated Financial Statements, Note 6 - Related Parties). Without the accrued loss, the cost of sales would have been $865,007 or 103.5% of revenue.

Gross profit (loss) was ($350,609) and $310,928, respectively for the three months ended March 31, 2008 and the three months ended March 31, 2007.

Total operating expenses decreased to $248,021 for the three months ended March 31, 2008 from $279,458 for the three months ended March 31, 2007. This 11.5% decrease was mainly attributable to the Company reducing costs during the period of reduced revenues. The primary expenses for NCSI are administrative payroll, rent, insurance, professional fees and payroll taxes.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a working capital deficit of $3,119,056. Net loss was $690,441 for the three months ended March 31, 2008. The Company generated a positive cash flow from operations of $536,063 for the three months ended March 31, 2008. The positive cash flow from operating activities for the period is primarily attributable to the decrease in accounts receivable ($528,108) and prepaid expenses ($71,945) offset by an increase in accounts payable and accrued expenses ($1,044,508), billings in excess of costs of uncompleted contracts ($752,623) and deferred revenue ($1,467).

Cash flows used in investing activities of $776,250 for the three months ended March 31, 2008 related to the construction-in-progress of modular buildings to be leased by SSL.

Cash flows provided by financing activities for the three months ended March 31, 2007 was $358,629 primarily due to the issuance of notes payable and receipts of a subscription stock receivable ($100,000).

The Company had a net increase in cash of $118,442 for the three months ended March 31, 2008 compared to a decrease of $449,659 for the three months ended March 31, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On October 2, 2006, NCSI was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Joseph Sorci, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $180,000 in NCSI in April 2006 and seeks rescission of this investment. Plaintiffs amended their complaint on April 11, 2007. NCSI filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, NCSI filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery in 2008. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.

The Company also has two pending lawsuits, each for less than $20,000, with one vendor and one supplier.

ITEM 1A. RISK FACTORS

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors facing our Company. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and result of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and you may lose all of part of your investment.

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

Regions Bank holds a note in the principal amount of $500,000 (with a current pay-off of approximately $430,000) secured by all of our assets. The note originally existed as a revolving credit agreement but was converted into a five-year term note on July 1, 2007. The maturity date of the note is July 30, 2012. The note bears an interest rate equal to the prime rate and contains no prepayment penalty clause. If we become in default of the payment terms or other provisions of the note, there is no assurance that we will be able to successfully negotiate new terms favorable to us. In that event, the lenders may elect to accelerate the payment terms and may exercise their right against our collateral.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND IN SECURITIES AND USE OF PROCEEDS

On August 9, 2007, the Company issued 4,334,429 post-split shares proportionately to the shareholders of New Century Structures, Inc., as part of a reverse merger into K2 Acquisition, Inc.

On September 20, 2007 the Company issued 2,000,000 shares of common stock as part of a conversion of $500,000 in debt to six various debt holders.

On September 20, 2007 the Company issued 300,000 shares of common stock to Thomas G. Amon, the Company’s Corporate Counsel and member of the Board of Directors in satisfaction of an outstanding payable of $75,000.

On September 20, 2007 the Company issued 144,000 shares of common stock to Joseph J. Sorci, the Company’s CEO in exchange for the outstanding payable of $36,500.

On November 1, 2007, the Company issued 250,000 shares of common stock in exchange for Two Hundred Fifty Thousand Dollars ($250,000) in a private sale of securities under exemption of Rule 144 of the Securities Exchange Act of 1934.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Effective on May 16, 2008 Bruce Harmon has resigned as the Interim CFO and a member of the Board of Directors.

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

      Accelerated Building Concepts Corporation

Date: May 15, 2008
By:	/s/ Joseph Sorci
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008
By:	/s/ Bruce Harmon
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)