Form 10-Q
period 2008-08-18
Accelerated Building Concepts CORP
filed 2008-08-19
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

At August 18, 2008, there were 7,968,561 shares of the registrant’s common stock (no par value) outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for the and growth of the Company and the industries in which it operates, the level of the Company’s future sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the current clients abilities to fund contracts; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on manufacturing revenue growth from an increasing base of customers, (ii) to focus on leasing revenue growth from an increasing base of leasable assets, and (iii) to create infrastructure and funding capabilities that can provide prompt and efficient project bidding, expedited manufacturing, and rapid delivery; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular sales and leasing revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Georgia and other new markets in the U.S.; and the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, other customers, manufacturers, and other suppliers; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular structures that we sell; the effect of seasonality on the Company’s business; and the Company’s ability to pass on increases in its costs of modular structures, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

ITEM I. FINANCIAL STATEMENTS

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
	(unaudited)
	June 30, 2008	December 31, 2007

Current Assets
Cash	$1,456	$394
Accounts Receivable, Net	373,470	39,606
Inventory	-	-
Prepaid Expenses	16,641	44,773
Costs in Excess of Billings	-	-

Total Current Assets	391,567	84,773

Property, Plant and Equipment, Net	1,557,032	500,350

Other Assets	-	-

Total Assets	$1,948,599	$585,123

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY
	(unaudited)
	June 30,	December 31,
	2008	2007

Current Liabilities
Notes Payable, Current Portion	$363,925	$647,941
Accounts Payable and Accrued Expenses	2,470,699	843,328
Accrued Payroll and Taxes	117,115	192,939
Capital Leases, Current Portion	-	-
Due to Related Party	793,210	-
Billings in Excess of Costs on Uncompleted Contracts	-	38,010
Deferred Revenue	618,206	98,206

Total Current Liabilities	4,363,155	1,820,424

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	503,709	622,918
Capital Leases, Noncurrent Portion	-	-

Total Noncurrent Liabilities	503,709	622,918

Total Liabilities	4,866,864	2,443,342

Stockholders' Equity
Preferred Stock
Common Stock, no par value, voting; 24,000,000 shares	771,844	771,844
authorized; 7,968,561 and 6,732,405 shares issued,
respectively; 7,951,911 and 6,732,405 shares
outstanding, respectively	-	-
Treasury Stock	(819,296)	(819,296)
Subscriptions Receivable	-	-
Additional Paid In Capital	11,949,150	11,849,150
Accumulated Deficit	(14,819,963)	(13,659,917)

Total Stockholders' Equity	(2,918,265)	(1,858,219)

Total Liabilities and Stockholders' Equity	$1,948,599	$585,123

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Consolidated Statement of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	$393,547	$349,162	$1,228,969	$1,650,009
Cost of Sales	691,789	58,851	1,877,821	1,048,770
Gross Profit	(298,241)	290,312	(648,851)	601,240
Operating Expenses	233,789	180,163	481,810	459,621
Income From Operations	(532,030)	110,148	(1,130,661)	141,618
Other Income (Expense)	62,426	(44,886)	(29,385)	(71,961)

Net Income	(469,604)	65,262	(1,160,046)	69,657

Net Income (Loss) Per Share:
Basic based upon 7,968,561 weighted average
shares outstanding	$(0.07)
Basic based upon 1,600,000 weighted average
shares outstanding		$0.04
Fully diluted based upon 7,676,723 weighted
average shares outstanding			$(0.16)
Fully diluted based upon 1,600,000 weighted
average shares outstanding				$0.04

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Statement of Consolidated Cash Flow
	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,160,046)	$69,657
Adjustments to Reconcile Net Income to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	11,803	62,162
Decrease (Increase) in:
Accounts Receivable, Net	(333,864)	(5,241)
Prepaid Expenses and Other Current Assets	28,132	(48,716)
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Taxes Payable	1,509,354	725,401
Billings in Excess of Costs on Uncompleted Contracts	(38,010)	(620,771)
Deferred Revenue	520,000	-

Net Cash Used In Operating Activities	537,368	182,492

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(1,068,485)	(100,000)

Net Cash Used In Investing Activities	(1,068,485)	(100,000)

Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	-	344,263
Repayment and Conversion, Net, of Notes Payable, Line of Credit
and Capital Leases	(403,225)	(1,014,127)
Due to Related Party	793,210	140,664
Receipt of Payments on Note Receivable	100,000	-

Net Cash Provided By Financing Activities	489,985	(529,200)

Net Increase (Decrease) in Cash	(41,132)	(446,708)

Cash at Beginning of Year	394	458,652

Cash at End of Period	$(40,738)	$11,944

Supplemental Disclosure of Cash Flow Information:
	2008	2007

Cash paid during the period for interest	$20,447	$71,961

Taxes Paid	$-	$-

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2007.

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

NCSI, incorporated in July 2001, provides custom design, manufacturing and construction services for modular facilities utilizing concrete, steel, and structural insulated panels (SIPs) for use in commercial, educational, municipalities and residential developments. The Company utilizes processes that meet the requirements for classrooms as well as several government agencies, including NASA and The Smithsonian.

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

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share , basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of stock options which are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. As of June 30, 2008, the Company had two operating segments.

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

	September 30, 2007
	As		As
	Reported	Adjustments	Restated
Liabilities
Current Liabilities
Notes Payable, Current Portion	$510,181	-	$510,181
Accounts Payable and Accrued Expenses	727,688	-	727,688
Accrued Payroll and Taxes	224,113	-	224,113
Deferred Revenue	98,206	-	98,206

Total Current Liabilities	1,560,188	-	1,560,188

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	752,384	-	752,384

Total Noncurrent Liabilities	752,384	-	752,384

Total Liabilities	2,312,572	-	2,312,572

Stockholders' Equity
Common Stock	71,351	-	71,351
Distributions	(158,283)	158,283	-
Additional Paid In Capital	9,840,614	(208,229)	9,632,385
Treasury Stock	(819,296)	-	(819,296
Accumulated Other Comprehensive Income	25,722	(25,722)	-
Accumulated Deficit	(10,474,629)	75,668	(10,398,961)

Total Stockholders' Equity	(1,514,521)	-	(1,514,521)

Total Liabilities and Stockholders' Equity	$798,051	-	$798,051

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$110,972	-	$110,972	$10,281	$1,986,736	$1,997,017
Cost of Sales	265,699	-	265,699	-	1,877,392	1,877,392

Gross Profit	(154,727)	-	(154,727)	10,281	109,344	119,625
Operating Expenses	142,504	-	142,504	15,101	208,937	224,038

Income from Operations	(297,231)	-	(297,231)	(4,820)	(99,593)	(104,413)
Interest Income / (Expense), Net	(55,164)	-	(55,164)	-	(33,436)	(33,436)

Net Loss	$(352,395)	-	$(352,395)	$(4,820)	$(133,029)	$(137,849)

Comprehensive Loss:
Net Loss	$(352,395)	-	$(352,395)	$(4,820)	$(133,029)	$(137,849)
Other Comprehensive Loss, unrealized gain (loss)on available-for-sale security:				(480)	480	-
Realized holding gain (loss) arising during the period	-	-	-	-	-	-

Comprehensive Loss	$(352,395)	-	$(352,395)	$(5,300)	$(132,549)	$(137,849)

Net Income (Loss) Per Share:
Basic and diluted based upon 5,502,639 weighted average shares outstanding	$(0.05)	$(0.01)	$(0.06)
Basic and diluted based upon 5,024,465 weighted average shares outstanding				$(0.00)	$(0.03)	$(0.03)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$1,789,643	$(28,662)	$1,760,981	$42,198	$5,485,113	$5,527,311
Cost of Sales	1,314,469	-	1,314,469	-	4,327,693	4,327,693

Gross Profit	475,174	(28,662)	446,512	42,198	1,157,420	1,199,618
Operating Expenses	693,801	(104,330)	589,471	64,106	749,185	813,291

Income from Operations	(218,627)	75,668	(142,959)	(21,908)	408,235	386,327
Interest Income / (Expense), Net	(127,125)	-	(127,125)	-	(186,806)	(186,806)

Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521

Comprehensive Loss:
Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521
Other Comprehensive Loss, unrealized gain (loss)on available-for-sale security:				2,400	(2,400)	-
Realized holding gain (loss) arising during the period	(10,078)	10,078	-	-	-	-

Comprehensive Loss	$(355,830)	$85,746	$(270,084)	$(19,508)	$219,029	$199,521

Net Income (Loss) Per Share:
Basic and diluted based upon 5,502,639 weighted average shares outstanding	$(0.05)	$-	$(0.05)
Basic and diluted based upon 5,024,465 weighted average shares outstanding				$(0.00)	$0.03	$(0.03)

The following table presents the impact of the statement of cash flows misclassification on the Company’s previously reported consolidated balance sheets for the nine months ended September 30, 2007.

	Nine Months Ended September 30, 2007
	As		As
	Reported	Adjustments	Restated

Cash Flows From Operating Activities:
Net Loss	$(345,752)	$75,668	$(270,084)
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	93,143	-	93,143
Stock Based Compensation	5,540	(5,540)	-
Realized Gain on Sale of Available-for-Sale Security	(22,131)	22,131	-
Conversion of Convertible Preferred Securities	(165,000)	165,000	-
Assumed Notes Payable in Acquisition, Net	790,686	(790,686)	-
Distributions Acquired in Acquisition	(158,283)	158,283	-
Accumulated Deficit Acquired in Acquisition	(2,366,108)	2,366,108	-
Decrease (Increase) In:
Accounts Receivable, Net	(119,571)	385,098	265,527
Note Receivable, Net	4,500	(4,500)	-
Investment in Available-for-Sale Security	18,100	(18,100)	-
Prepaid Expenses and Other Current Assets	(49,904)	20,473	(29,431)
Increase (Decrease) In:
Accounts Payable, Accrued Expenses and Taxes Payable	879,292	(825,267)	54,025
Billings in Excess of Costs on Uncompleted Contracts	-	(650,771)	(650,771)
Deferred Revenue	98,206	-	98,206

Net Cash Used In Operating Activities	(1,337,282)	897,897	(439,385)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(717,945)	620,046	(97,899)

Net Cash Used In Investing Activities	(717,945)	620,046	(97,899)

Cash Flows From Financing Activities:
Gross Proceeds from Sale of Available-for-Sale Security	20,000	(20,000)	-
Recapitalization due to Merger	-	(81,437)	(81,437)
Issuance of Notes Payable	499,337	(308,036)	191,301
Repayment of Notes Payable	(27,458)	-	(27,458)
Additional Paid-in Capital	1,493,874	(1,493,874)	-

Net Cash Provided By Financing Activities	1,985,753	(1,903,347)	82,406

Net Increase (Decrease) in Cash	(69,474)	(385,404)	(454,878)

Cash at Beginning of Year	73,248	385,404	458,652

Cash at End of Period	$3,774	-	$3,774

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$129,098	-	$129,098
Taxes Paid	-	-	-

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

NOTE 4 – BALANCE SHEET DETAILS

Property and equipment consist of the following:

	Useful	March 31,	December 31,
	Life	2008	2007

Facility	20	$182,078	$182,078
Capital Improvements	5	55,610	55,610
Construction-in-Progress (a)	(a)	776,250	-
Machinery & equipment	5	347,971	347,971
Heavy equipment	7	107,156	107,156
Vehicles and trailers	4	7,000	7,000
Computer equipment	3	450	449
Furniture and fixtures	5	25,773	25,773
		1,502,289	726,038
Less: accumulated depreciation		(253,647)	(225,688)
Net property and equipment		$1,248,642	$500,350

(a)	Modular buildings for lease. The buildings are projected to be in service in the second and/or third quarter of 2008. The useful life will be 20 years.

Depreciation expense was $27,958 and $124,821for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

Notes payable consists of the following:

	Due	June 30,	December 31,
	Date	2008	2007

Avante Holding Group, Inc.	July 2008	-	$296,469
Regions Bank	June 2012	427,845	458,851
Caterpillar Financial Services Corporation	July 2008	1,018	5,638
Caterpillar Financial Services Corporation	July 2009	23,642	31,502
Bank of America	February 2013	100,000	100,000
Bridge Note (1)	August 2008	128,000	128,000
Spectra	December 2008	20,799	-
Wells Fargo	September 2011	-	24,493
Weaver Precast of Florida, LLC	December 2009	166,330	225,906
		867,634	1,270,859
Less: Current portion		363,925	647,941
Total long-term debt		$503,709	$622,918

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

Future minimum obligations for the above leases are as follows:

2008	$24,000
2009	48,000
2010	48,000
2011	48,000
2012	20,000

Total Lease Obligations	$188,000

NOTE 6 - BUSINESS SEGMENTS

The Company operates primarily in two segments: manufacturing division (NCSI) and leasing division (SSL).

Information concerning the revenues and operating income (loss) for the six months ended June 30, 2008 and 2007, and the identifiable assets for the two segments in which the Company operates are shown in the following table:

	Six Months	Six Months
	Ended	Ended
	2008	2007
OPERATING REVENUE
Manufacturing	$1,103,657	$1,650,009
Leasing	125,312	-
Corporate	-	-

Consolidated Totals	$1,228,969	$1,650,009

INCOME (LOSS) FROM OPERATIONS
Manufacturing	$(1,162,370)	$141,618
Leasing	121,782	-
Corporate	(90,073)	-

Consolidated Totals	$(1,130,661)	$141,618

IDENTIFIABLE ASSETS
Manufacturing	$417,835	$1,129,356
Leasing	1,788,534	-
Corporate	26,417	-

Consolidated Totals	$2,232,786	$1,129,356

DEPRECIATION AND AMORTIZATION
Manufacturing	$11,803	$62,162
Leasing	-	-
Corporate	-	-

Consolidated Totals	$11,803	$62,162

NOTE 7 – RELATED PARTIES

Michael W. Hawkins, formerly was a Director and the Vice President of Finance for NCSI, is also CEO and principal shareholder for Avante Holding Group, Inc (“Avante”) and the Managing Member for GAMI, LLC (“GAMI”). Avante and GAMI each own shares of the Company’s common stock. Mr. Hawkins, through his direct and indirect ownership of shares,, owned approximately 42.2% of the common stock, 25% of the Series A preferred stock, 100% of the Series B preferred stock, and 28.4% of the Series D preferred stock of NCSI prior to the merger with K2. These preferred shares were converted into common stock at closing.

NCSI has contracted with Avante for certain investment banking, administrative, and consulting services to be provided pursuant to two agreements between NCSI and Avante.

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

On May 31, 2005, NCSI and Avante entered into a Revolving Credit Agreement for $500,000. The terms of the Agreement includes interest at the rate of prime plus 4%. The Agreement terminated on May 31, 2006 with an available extension of one year at the discretion of the Lender. On May 31, 2006, Avante renewed the agreement for one year. An Amendment to the Agreement was executed in December 2006 providing an additional $500,000 credit for a total of $1,000,000. As of June 30, 2008, the balance due to Avante under this Agreement was $793,210. In August 2007, a portion of the outstanding balance under the note was converted into 2,000,000 shares of common stock.

NCSI and Avante entered into an Exclusive Mergers and Acquisitions Services Agreement on January 1, 2006 to provide merger and acquisition consulting services. The term of the agreement is for three years. Compensation is based upon a double Lehman Formula.

Michael W. Hawkins has personally guaranteed several obligations with the primary guarantee to Regions Bank. In addition to the various notes identified above, he has also personally guaranteed the Company note payable balance with Wells Fargo associated with the financing of a cement truck. The cement truck was sold on November 9, 2007.

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

On February 10, 2008, the Company’s subsidiary Sustainable Structures, Inc. entered into a contract to build two buildings for Gulfstream Aerospace, Inc. (“Gulfstream”). The contract with Gulfstream was viewed by the Company as the first of many such contracts with Gulfstream which are expected to yield significant long term revenue to ABCC. ABCC was unable to finance these contracts through conventional methods. Alternative Construction Technologies, Inc. (“ACT”) a company related to ABCC by common ownership of stock and common management, agreed, on a one-time emergency basis, to finance the construction of the buildings utilizing its line of credit. The costs of financing of $1,040,000, plus interest and other consideration of approximately $110,000 will be borne by ABCC, and ABCC will recognize a loss of approximately $315,300 on this contract. These costs are related, in part, to additional expenses incurred by ACT, including the issuance of warrants to the funding source, which will be borne by ABCC. The Company incurred additional cost of construction due to the lack of cash and the delays in delivery.  The total expected cost of the buildings is $1,352,300.  As such, the Company must recognize an entire loss of approximately $603,500 on this contract.  It is expected that future contracts with this customer will be financed through conventional sources and will be profitable. While the transaction between ACT and ABCC was not entered into at arms length, given the credit worthiness of ABCC’s customer, and the enhancement of a business relationship for ABCC, management of the Company determined that the financing was in the Company’s best, long-term, interest.

Joseph Sorci, the CEO for the Company, is also CEO and a principal shareholder for Florida Architects, Inc. (“FLA”). FLA performs and or assists in various architectural roles for the Company Mr. Sorci also assits the Company with evaluating, bidding, planning and actual building of the Company’s projects. All transactions are conducted as an arms length transaction.

Joseph Sorci has personally guaranteed several obligations with vendors, banks and other business related entities. The primary guarantees are with Regions Bank, Bank of America, Weaver Precast of Florida, LLC and other notes payable.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On August 18, 2008 the Company has authorized 24,000,000, issued 7,951,911 and has outstanding 7,968,561 common shares at $0.10 par value.

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

On October 29, 2007, the Company issued 250,000 common shares for $225,000 net of fees in a private placement. On December 31, 2007, the $225,000 was a subscription receivable. Subsequent to December 31, 2007, the Company has received only $115,000 of the funds purchased. The Company has filed a lawsuit against the individual to collect the balance of these outstanding funds.

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

NCSI has been sued by several vendors, each for less than $20,000. The Company believes that each will be settled.

The Company maintains a reserve for legal expenses for all cases.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I – Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 14, 2008.

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

On January 29, 2007, the Company signed a letter of intent with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI would merge with the Company. K2 Acquisition Corp. ("Merger Sub") and NCSI intend to enter into a merger agreement whereby Merger Sub would merge with and into NCSI. In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 for 10 reverse split of K2 shares such that the current shareholders of K2 own 540,516 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc. entered into an agreement with NPOWR Digital Media, Inc. to acquire 1,000,000 shares of K2 preferred stock which is convertible into 150,000 post merger common shares.

On April 27, 2007, the Company signed a Merger Agreement with New Century Structures, Inc. ("NCSI") a Florida corporation, whereby NCSI would merge with the Company. K2 Acquisition Corp. ("Merger Sub"). In connection with the merger, the shareholders of NCSI will acquire a controlling interest in K2. NCSI's designees will be appointed as directors of K2 and the Board and shareholders will approve a 1 x 10 reverse split of K2 shares such that the current shareholders of K2 own approximately 500,000 post merger shares representing 10% of the post merger shares issued and outstanding. In connection with this transaction, Avante Holding Group, Inc., an affiliate of NCSI, has acquired from NPOWR 1,000,000 shares of K2 preferred stock which is convertible into 1,500,000 common shares.

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

On August 10, 2007, the merger between NCSI and Merger Sub was completed. The former shareholders of NCSI were issued 4,334,429 shares of the Company’s common stock. The Company completed its 1 for 10 reverse split. The Company changed its name from K2 Digital, Inc. to Accelerated Building Concepts Corporation.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 TO THE THREE MONTHS ENDED JUNE 30, 2007

Results of Operations

Total revenues increased to $393,547 from $349,162, respectively for the three months ended June 30, 2008 and 2007. The increase of $44,385 (12.7%) is a result of a variance of sales and has no specific reason for the increase.

Cost of sales was $691,789 and $58,851, respectively for the three months ended June 30, 2008 and 2007. As a percent of revenue, the cost of sales for the manufacturing division was 250.9% ($694,169) whereas the leasing division was -2.0% ($3,344). The manufacturing division recorded a loss ($603,500) on the contract with Gulfstream Aerospace (see Notes to Consolidated Financial Statements, Note 6 - Related Parties). Without the accrued loss, the cost of sales would have been $325,289 or 83.5% of revenue.

Gross profit (loss) was ($298,241) and $290,312, respectively for the three months ended June 30, 2008 and 2007.

Total operating expenses increase to $233,789 from $180,163, respectively for the three months ended June 30, 2008 and 2007. This 29.8% increase was mainly attributable to the Company’s cost associated with administrative payroll, rent, insurance, professional fees and payroll taxes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 TO THE SIX MONTHS ENDED JUNE 30, 2007

Results of Operations

Total revenues decreased to $1,228,969 from $1,650,009, respectively for the six months ended June 30, 2008 and 2007. The decrease of $421,040 (25.5%) resulted primarily from the lack of funding in which to fulfill its contractual obligations.   Currently $750,000 in contracts that were expected to be fulfilled this year has been delayed.  The Company expects to fulfill these contracts in the third quarter.

Cost of sales was $1,877,821 and $1,048,770, respectively for the six months ended June 30, 2008 and 2007. As a percent of revenue, the cost of sales for the manufacturing division was 169.8% ($1,874,476) whereas the leasing division was 2.7% ($3,344). The manufacturing division recorded a loss ($605,500) on the contract with Gulfstream Aerospace (see Notes to Consolidated Financial Statements, Note 6 - Related Parties). Without the accrued loss, the cost of sales would have been $1,274,321 or 103.5% of revenue.

Gross loss for the six months ended June 30, 2008 $648,851 compared to a gross profit of $601,240, respectively for the six months ended June 30, 2008 and 2007.

Total operating expenses increase to $481,810 from $459,621, respectively for the six months ended June 31, 2008 and 2007. This 4.8% increase was mainly attributable to the Company costs  for  administrative payroll, rent, insurance, professional fees and payroll taxes.

Liquidity and Capital Resources

As of June 30, 2008, the Company had a working capital deficit of $3,971,590. Net loss was $1,160,046 for the six months ended June 30, 2008. The Company generated a positive cash flow from operations of $536,063 for the six months ended June 30, 2008. The positive cash flow from operating activities for the period is primarily attributable to the increase in accounts receivable ($333,867) and decrease in billings in excess of costs on uncompleted contracts (38,010), offset by an increase in prepaid expenses and other current assets (28,132), an increase in accounts payable and accrued expenses ($1,509,354), and deferred revenue ($520,000).

Cash flows used in investing activities of $1,068,485 for the six months ended June 30, 2008 related to the construction-in-progress of modular buildings to be leased by SSL.

Cash flows provided by financing activities for the six months ended June 30, 2008 was $489,985 primarily due to the repayment of notes payable ($403,225), an increase in due to shareholder ($793,210) and receipts of a subscription stock receivable ($100,000).

The Company had a net decrease in cash of $41,132 for the six months ended June 30, 2008 compared to a decrease of $446,708 for the six months ended June 30, 2007.

For the next twelve months, the Company intends to fund its operations through private debt and equity financing and revenues from operations. However, the current economic downturn, while not necessarily adversely affecting the Company’s prospective business, has severely impacted the Company’s ability to obtain financing aand additional projects.  The Company cannot predict when the environment for obtaining financing will become more favorable. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

The Company also has several pending lawsuits, with vendors and suppliers, each for less than $15,000, and one less than $32,000.

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

Regions Bank holds a note in the principal amount of $500,000 (with a current pay-off amount of approximately $400,000) secured by all of our assets. The note originally existed as a revolving credit agreement but was converted into a five-year term note on July 1, 2007. The maturity date of the note is July 30, 2012. The note bears an interest rate equal to the prime rate and contains no prepayment penalty clause. If we become in default of the payment terms or other provisions of the note, there is no assurance that we will be able to successfully negotiate new terms favorable to us. In that event, the lenders may elect to accelerate the payment terms and may exercise their right against our collateral.

The Company is Dependent upon timely payments from its customers.

The Company is reliant upon timely payments from its customers.  Should any customer fail to pay for the costs of construction, the Company may be at risk to its suppliers and financing parties.

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

The severity and length of any downturn on the construction industry may also affect overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for construction material, we are exposed to additional risk from reduced revenue and may need to rapidly align our cost structure with prevailing market conditions while at the same time motivating and retaining key employees. While the market demand for construction related products is the primary portion of the areas in our focus, especially with the devastation due to hurricanes in Florida in 2004 and 2005, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our rates, operating results and cash flows will not be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in this industry.

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

On September 20, 2007 the Company issued 300,000 shares of restricted common stock to Thomas G. Amon, the Company’s Corporate Counsel and member of the Board of Directors in satisfaction of an outstanding payable of $75,000.

On September 20, 2007 the Company issued 144,000 shares of restricted common stock to Joseph J. Sorci, the Company’s CEO in exchange for the outstanding payable of $36,500.

On November 1, 2007, the Company issued 250,000 shares of restricted common stock in exchange for Two Hundred Fifty Thousand Dollars ($250,000) in a private sale of securities.

Each of the foregoing transactions was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On August 18, 2008 Gina L. Bennett resigned from the Board of Directors.

Mr. Sin Li was appointed as Interim CFO of the Company on August 1, 2008.

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

      Accelerated Building Concepts Corporation

Date: August 19, 2008
By:	/s/ Joseph Sorci
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2008
By:	/s/ Sin Li
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)