Form 10-Q
period 2008-09-30
Accelerated Building Concepts CORP
filed 2008-12-22
CIK 1009624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AN EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number 1-11873

ACCELERATED BUILDING CONCEPTS CORPORATION

(Exact Name of Registrant as specified in its charter)

DELAWARE	13-3886065
(State of Incorporation)	(IRS Employer Identification Number)

8427 South Park Circle, Suite 150, Orlando, FL	32819
(Address of Principal Executive Offices)	(Zip Code)

407-859-3883

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

At December 22, 2008, there were 8,018,465 shares of the registrant’s common stock (no par value) outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on manufacturing revenue growth from an increasing base of customers, (ii) to focus on leasing revenue growth from an increasing base of leasable assets, and (iii) to create infrastructure capabilities that can provide prompt and efficient project bidding, expedited manufacturing, and rapid delivery; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular sales and leasing revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Education requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Georgia and other new markets in the U.S.; and the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, other customers, manufacturers, and other suppliers; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular structures that we sell; the effect of seasonality on the Company’s business; and the Company’s ability to pass on increases in its costs of modular structures, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

ITEM I. FINANCIAL STATEMENTS

ACCELERATED BUILDING CONCEPTS CORPORATION

f/k/a K2 DIGITAL, INC.

and SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

		audited
	September 30,	December 31,
	2008	2007

Current Assets
Cash	$1,474	$394
Accounts Receivable, Net	1,807,514	39,606
Prepaid Expenses	65,090	44,773
Costs in Excess of Billings	359,656	--

Total Current Assets	2,233,734	84,773

Property, Plant and Equipment, Net	342,879	500,350

Total Assets	$2,576,613	$585,123

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION

f/k/a K2 DIGITAL, INC.

and SUBSIDIARIES

Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

		audited
	September 30,	December 31,
	2008	2007

Current Liabilities
Notes Payable, Current Portion	$362,907	$647,941
Accounts Payable and Accrued Expenses	4,397,019	843,328
Accrued Payroll and Taxes	131,972	192,939
Capital Leases, Current Portion	5,910	--
Due to Shareholder	939,492	--
Billings in Excess of Costs on Uncompleted Contracts	--	38,010
Deferred Revenue	--	98,206

Total Current Liabilities	5,837,300	1,820,424

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	483,517	622,918
Capital Leases, Noncurrent Portion	15,872	--

Total Noncurrent Liabilities	499,389	622,918

Total Liabilities	6,336,689	2,443,342

Stockholders' Equity
Common Stock, $0.10 par value, voting; 24,000,000 shares
authorized; 8,035,115 and 7,718,465 shares issued,
respectively; 8,018,465 and 7,701,815 shares
outstanding, respectively	785,344	771,844
Additional Paid In Capital	12,220,650	12,099,150
Subscriptions Receivable	(125,000)	(250,000)
Treasury Stock	(819,296)	(819,296)
Accumulated Deficit	(15,821,775)	(13,659,917)

Total Stockholders' Equity	(3,760,076)	(1,858,219)

Total Liabilities and Stockholders' Equity	$2,576,613	$585,123

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$237,771	$110,972	$1,466,740	$1,760,981
Cost of Sales	747,313	265,699	2,625,134	1,314,469
Gross Profit (Loss)	(509,543)	(154,727)	(1,158,394)	446,512
Operating Expenses	483,876	142,504	965,686	589,471
Loss From Operations	(993,419)	(297,231)	(2,124,080)	(142,959)
Other Income (Expense)	(8,393)	(55,164)	(37,778)	(127,125)

Net Loss	$(1,001,812)	$(352,395)	$(2,161,858)	$(270,084)

Net Loss Per Share:
Basic and diluted based upon 8,018,465
weighted average shares outstanding	$(.12)
Basic and diluted based upon 4,013,741
weighted average shares outstanding		$(0 09)
Basic and diluted based upon 7,973,574
weighted average shares outstanding			$(0 27)
Basic and diluted based upon 2,413,422
weighted average shares outstanding				$(0 11)

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION

f/k/a K2 DIGITAL, INC.

and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(2,161,858)	$(270,084)
Adjustments to Reconcile Net Income to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	81,012	93,143
Decrease (Increase) in:
Accounts Receivable, Net	(1,767,908)	265,527
Prepaid Expenses and Other Current Assets	(20,317)	(29,431)
Costs in Excess of Billings on Uncompleted Contracts	(359,656)	--
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Taxes Payable	3,492,725	54,025
Due to Shareholder (a)	939,492	--
Billings in Excess of Costs on Uncompleted Contracts	(38,010)	(650,771)
Deferred Revenue	(98,206)	98,206

Net Cash Used In Operating Activities	67,274	(439,385)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(23,541)	(97,899)
Loss on the Sale of Fixed Asset	100,000	--

Net Cash Provided By (Used In) Investing Activities	76,459	(97,899)

Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	--	191,301
Repayment and Conversion, Net, of Notes Payable, Line of Credit
and Capital Leases (b)	(402,653)	(27,458)
Issuance of Common Stock	135,000	--
Receipt and Modification of Stock Subscriptions	125,000	--
Recapitalization due to Merger	--	(81,437)

Net Cash Provided By (Used In) Financing Activities	(142,653)	82,406

Net Increase (Decrease) in Cash	1,080	(454,878)

Cash at Beginning of Year	394	458,652

Cash at End of Period	$1,474	$3,774

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$275,054	$85,510

Taxes Paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

On August 9, 2007, the Company's outstanding shares of Series A, B, C and D preferred stock were converted into common stock.

On September 13, 2007, the Company converted $611,000 of debt assumed in the acquisition of New
Century Structures, Inc. for 2,444,000 shares of its common stock at $0.25 per share.

(a) Classified as notes payable at December 31, 2007.
(b) A portion of the repayment was due to a reclassification of the balance due to shareholder through a promissory note being reclassified in 2008 from notes payable to the due to shareholder account.

See accompanying notes to consolidated financial statements.

ACCELERATED BUILDING CONCEPTS CORPORATION

f/k/a K2 DIGITAL, INC.

and SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008

[GRAPHIC OMITTED]

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2007.

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

NCSI, incorporated in July 2001, provides architectural / engineering, manufacturing and construction services for modular facilities utilizing concrete, steel framed, and structural insulated panels (SIPs) for use in commercial, educational, municipalities and residential developments. The Company utilizes processes that meet the requirements for classrooms as well as several government agencies, including NASA and The Smithsonian.

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

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of stock options which are not utilized when the effect is anti-dilutive.

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

	September 30, 2007
	As		As
	Reported	Adjustments	Restated

Liabilities
Current Liabilities
Notes Payable, Current Portion	$510,181	--	$510,181
Accounts Payable and Accrued Expenses	727,688	--	727,688
Accrued Payroll and Taxes	224,113	--	224,113
Deferred Revenue	98,206	--	98,206

Total Current Liabilities	1,560,188	--	1,560,188

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	752,384	--	752,384

Total Noncurrent Liabilities	752,384	--	752,384

Total Liabilities	2,312,572	--	2,312,572

Stockholders' Equity
Common Stock	71,351	--	71,351
Distributions	(158,283)	158,283	--
Additional Paid In Capital	9,840,614	(208,229)	9,632,385
Treasury Stock	(819,296)	--	(819,296
Accumulated Other Comprehensive Income	25,722	(25,722)	--
Accumulated Deficit	(10,474,629)	75,668	(10,398,961)

Total Stockholders' Equity	(1,514,521)	--	(1,514,521)

Total Liabilities and Stockholders' Equity	$798,051	--	$798,051

The following table presents the impact of the statement of operations misclassification on the Company’s previously reported consolidated balance sheets for the three months and the nine months ended September 30, 2007.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$110,972	$-	$110,972	$10,281	$1,986,736	$1,997,017
Cost of Sales	265,699	--	265,699	--	1,877,392	1,877,392

Gross Profit	(154,727)	--	(154,727)	10,281	109,344	119,625
Operating Expenses	142,504	--	142,504	15,101	208,937	224,038

Income from Operations	(297,231)	--	(297,231)	(4,820)	(99,593)	(104,413)
Interest Income / (Expense), Net	(55,164)	--	(55,164)	--	(33,436)	(33,436)

Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)

Comprehensive Loss:
Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)
Other Comprehensive Loss,
unrealized gain (loss) on available
for-sale security	--	--	--	(480)	480	--
Realized holding gain (loss) arising
during the period	--	--	--	--	--	--

Comprehensive Loss	$(352,395)	$-	$(352,395)	$(5,300)	$(132,549)	$(137,849)

Net Income (Loss) Per Share:
Basic and diluted based upon
5,502,639 weighted average
shares outstanding	$(0.05)	$(0.01)	$(0.06)
Basic and diluted based upon
5,024,465 weighted average
shares outstanding				$(0.004)	$0.034	$(0.03)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$1,789,643	$ (28,662)	$1,176,981	$42,198	$5,485,113	$5,527,311
Cost of Sales	1,314,469	--	1,314,469	--	4,327,693	4,327,693

Gross Profit	475,174	(28,662)	446,512	42,198	1,157,420	1,199,618
Operating Expenses	693,801	(104,330)	589,471	64,106	749,185	813,291

Income from Operations	(218,627)	--	(142,959)	(21,908)	408,235	386,327
Interest Income / (Expense), Net	(127,125)	--	(127,125)	--	(186,806)	(186,806)

Net Loss	$(345,752)	$ 75,668	$(270,084)	$(21,908)	$221,429	$199,521

Comprehensive Loss:
Net Loss	$(245,752)	$ 75,668	$(270,084)	$(21,980)	$221,429	$199,521
Other Comprehensive Loss,
unrealized gain (loss) on available
for-sale security	--	--	--	2,400	(2,400)	--
Realized holding gain (loss) arising
during the period	(10,078)	10,078	--	--	--	--

Comprehensive Loss	$(355,830)	$ 85,746	$(270,084)	$(19,508)	$219,029	$199,521

Net Income (Loss) Per Share:
Basic and diluted based upon
5,502,639 weighted average
shares outstanding	$(0.05)	$--	$(0.05)
Basic and diluted based upon
5,024,465 weighted average
shares outstanding				$(0.004)	$0.034	$0.03

The following table presents the impact of the statement of cash flows misclassification on the Company’s previously reported consolidated balance sheets for the nine months ended September 30, 2007.

	Nine Months Ended September 30, 2007
	As		As
	Reported	Adjustments	Restated

Cash Flows From Operating Activities:
Net Loss	$(345,752)	$75,668	$(270,084)
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	93,143	--	93,143
Stock Based Compensation	5,540	(5,540)	--
Realized Gain on Sale of Available-for-Sale Security	(22,131)	22,131	--
Conversion of Convertible Preferred Securities	(165,000)	165,000	--
Assumed Notes Payable in Acquisition, Net	790,686	(790,686)	--
Distributions Acquired in Acquisition	(158,283)	158,283	--
Accumulated Deficit Acquired in Acquisition	(2,366,108)	2,366,108	--
Decrease (Increase) In:
Accounts Receivable, Net	(119,571)	385,098	265,527
Note Receivable, Net	4,500	(4,500)	--
Investment in Available-for-Sale Security	18,100	(18,100)	--
Prepaid Expenses and Other Current Assets	(49,904)	20,473	(29,431)
Increase (Decrease) In:
Accounts Payable, Accrued Expenses and Taxes Payable	879,292	(825,267)	54,025
Billings in Excess of Costs on Uncompleted Contracts	--	(650,771)	(650,771)
Deferred Revenue	98,206	--	98,206

Net Cash Used In Operating Activities	(1,337,282)	897,897	(439,385)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(717,945)	620,046	(97,899)

Net Cash Used In Investing Activities	(717,945)	620,046	(97,899)

Cash Flows From Financing Activities:
Gross Proceeds from Sale of Available-for-Sale Security	20,000	(20,000)	--
Recapitalization due to Merger	--	(81,437)	(81,437)
Issuance of Notes Payable	499,337	(308,036)	191,301
Repayment of Notes Payable	(27,458)	--	(27,458)
Additional Paid-in Capital	1,493,874	(1,493,874)	--

Net Cash Provided By Financing Activities	1,985,753	(1,903,347)	82,406

Net Increase (Decrease) in Cash	(69,474)	(385,404)	(454,878)

Cash at Beginning of Year	73,248	385,404	458,652

Cash at End of Period	$3,774	--	$3,774

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$129,098	--	$129,098
Taxes Paid	--	--	--

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

Sustainable Structures Leasing, Inc.

SSL of Florida, formerly known as Sustainable Structures Leasing, LLC, was incorporated on April 20, 2005. SSL was acquired by the Company on October 15, 2007, for $100. At the time of acquisition, SSL was converted to a “C” Corporation. SSL was owned by Joseph J. Sorci and Avante Holding Group, Inc.

NOTE 4 – BALANCE SHEET DETAILS

Property and equipment consist of the following:

	Useful	September 30,	December 31,
	Life	2008	2007

Facility	20	$182,078	$182,078
Capital Improvements	5	55,610	55,610
Machinery & equipment	5	268,089	347,971
Heavy equipment	7	107,156	107,156
Vehicles and trailers	4	12,868	7,000
Computer equipment	3	449	449
Furniture and fixtures	5	23,329	25,773
		649,579	726,038
Less: accumulated depreciation		(306,700)	(225,688)
Net property and equipment		$342,879	$500,350

Depreciation expense was $81,012 and $124,821for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

On September 29, 2008, SSL sold two buildings which were purchased to be leased to a third party under a multi-year lease plan. SSL had previously recorded the asset purchased for $1,150,000 as a fixed asset in 2008. The sale of the asset was for $1,050,000 therefore a loss of $100,000 was recognized on the disposal of an asset. See the discussion on the Gulfstream project in Note 7 – Related Parties. Each building had a projected lease income of $658,770 for a 5 year period and, if the lease was extended for the full 20 years, as expected, the value would have been approximately $1.7 million for each building with the Company retaining ownership of the buildings at the end of the lease and after paying for them with the initial five-year lease.  Due to the lack of adequate funding ultimately causing cost overruns on the first building, and the forced sale of the two buildings, the Company lost approximately $1.0 million up to $2.25 million in lease income.

Notes payable consists of the following:

	Due	September 30,	December 31,
	Date	2008	2007

Avante Holding Group, Inc., revolving credit,
principal and interest at prime plus 4%. (a)	July 2008	$558,729	$296,469

Bank of America, line of credit, interest only
payments at 11.75%. The amount is guaranteed
by Joseph Sorci.	February 2013	100,000	100,000

Caterpillar Financial Services Corporation,
principal and interest at 2.8%. Monthly payments
of $1,018.49. Note collateralized by Catapillar
Excavator. The amount is guaranteed by Joseph
Sorci.	July 2008	--	5,638

Caterpillar Financial Services Corporation,
principal and interest at 3.92%. Monthly payments
of $1,616.61. Note collateralized by Catapillar
Telescopic Handler. The amount is guaranteed by
Joseph Sorci.	July 2009	23,642	31,502

Regions Bank, principal and interest at prime rate.
Monthly payments of $10,002.99. The balance is
guaranteed by Joseph Sorci and Avante Holding
Group, Inc.	June 2012	427,844	458,851

Bridge Note, issued by multiple individuals.
Interest only payments with interest at 10%.	August 2008	128,000	128,000

Spectra Contract Flooring Services, Inc.,
promissory note with interest at 9%. Monthly
payments of $2,845.53.	December 2008	20,799	--

Wells Fargo, principal and interest at 7.99%.
Monthly payments of $2,097.42. Amount is
guaranteed by Michael W. Hawkins.	September 2011	--	24,493

Weaver Precast of Florida, LLC, promissory note
with interest at 5%. Monthly payments of
$10,767.67.	December 2009	146,139	225,906
		1,405,153	1,270,859
Less: Current portion		922,624	647,941
Total long-term debt		$482,499	$622,918

(1) See Note 6 - Related Parties. Classified under Due to Shareholder on balance sheet.

Capitalized leases consist of the following:

	Due	September 30,	December 31,
	Date	2008	2007

Avante Leasing Corporation, monthly payments of
$492.51 for 72 months. Collateralized by 2002
Ford F-250.	July 2008	$ 21,782	$-
		21,782	--
Less: Current portion		5,910	--
Total long-term portion		$ 15,872	$-

This lease is being investigated by the Company. The vehicle in question was provided in January 2007 but has not been useable as it was never able to be registered to obtain a license tag as the vehicle title was not available. Therefore, as the Company was not able to use the vehicle, it will address the overbilling for the vehicle in the lawsuit against Avante / Hawkins (see Note 10 – Subsequent Events). The payments for the vehicle have historically been added to the Avante line of credit therefore are considered as paid. The Company is seeking an adjustment to this obligation.

NOTE 5 – COMMITMENTS

The Company previously utilized the services of Avante Holding Group, Inc. as it’s Administrative Consultant in Melbourne, Florida who occupies a building owned by GAMI, LLC (“GAMI”, see Note 7 - Related Parties). The terms of the agreement were monthly payments of $4,000 expiring May 31, 2012. On September 17, 2008, the Company notified GAMI on the intent to vacate the space and cancel this lease. Upon investigation, the Company has determined that the lease was never executed and seeks an adjustment to this obligation.

The Company leases the property where its manufacturing operation is located. The lease expired on December 31, 2007 and is now a month-to-month lease. Monthly lease payments are $4,000.

There are no future minimum obligations.

NOTE 6 - BUSINESS SEGMENTS

The Company operates primarily in two segments: manufacturing division (NCSI) and leasing division (SSL).

Information concerning the revenues and operating income (loss) for the nine months ended September 30, 2008 and 2007, and the identifiable assets for the two segments in which the Company operates are shown in the following table:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
OPERATING REVENUE
Manufacturing	$1,466,740	$1,760,981
Leasing	--	--
Corporate	--	--

Consolidated Totals	$1,466,740	$1,760,981

INCOME (LOSS) FROM OPERATIONS
Manufacturing	$(1,742,768)	$(142,959)
Leasing	(100,312)	--
Corporate	(281,000)	--

Consolidated Totals	$(2,124,080)	$(142,959)

IDENTIFIABLE ASSETS
Manufacturing	$226,207	$798,051
Leasing	1,050,043	--
Corporate	3,3551	--

Consolidated Totals	$1,279,801	$798,051

DEPRECIATION AND AMORTIZATION
Manufacturing	$81,012	$93,143
Leasing	--	--
Corporate	--	--

Consolidated Totals	$81,012	$93,143

NOTE 7 – RELATED PARTIES

Michael W. Hawkins, formerly was a Director and the Vice President of Finance for NCSI, is also CEO and principal shareholder for Avante Holding Group, Inc (“Avante”) as it is owned by GAMI (GAMI is owned by Mr. Hawkins and his wife) of which he is the Managing Member. Avante and GAMI each own shares of the Company’s common stock. Mr. Hawkins, through his direct and indirect ownership of shares, owned approximately 42.2% of the common stock, 25% of the Series A preferred stock, 100% of the Series B preferred stock, and 28.4% of the Series D preferred stock of NCSI prior to the merger with K2. These preferred shares were converted into common stock at closing.

NCSI has contracted with Avante for certain investment banking and consulting services to be provided pursuant to two agreements between NCSI and Avante. These agreements were suspended on September 17, 2008 and discontinued on October 18, 2008. Certain legal remedies for the Company have been addressed in a suit filed on October 28, 2008 (see Note 10 – Subsequent Events). Avante does not recognize the suspension or cancellation of this agreement.

NCSI and Avante entered into a Consulting Agreement on January 1, 2006 to provide corporate guidance and financial and accounting services. As compensation, Avante received $10,000 per month and bonus compensation. Under this agreement Avante was to provide a Chief Financial Officer and a Chief Operating Officer. The term of this agreement was for three years with one additional automatic three-year extension. This agreement was suspended on September 17, 2008 and discontinued on October 18, 2008. Certain legal remedies for the Company have been addressed in a suit filed on October 28, 2008 (see Note 10 – Subsequent Events). Avante does not recognize the suspension or cancellation of this agreement.

On May 31, 2005, NCSI and Avante entered into a Revolving Credit Agreement for $500,000. The terms of the Agreement includes interest at the rate of prime plus 4%. The Agreement terminated on May 31, 2006 with an available extension of one year at the discretion of the Lender. On May 31, 2006, Avante renewed the agreement for one year. An Amendment to the Agreement was executed in December 2006 providing an additional $500,000 credit for a total of $1,000,000. As of September 30, 2008, the balance due to Avante under this Agreement was $572,729. In August 2007, a portion of the outstanding balance under the note was converted into 2,000,000 shares of common stock. In February 2008, $135,000 was converted into 300,000 shares of common stock. This agreement was suspended on September 17, 2008 and discontinued on October 18, 2008. Certain legal remedies for the Company have been addressed in a suit filed on October 28, 2008 (see Note 10 – Subsequent Events). The validity of the stock issued in February 2008 is being reviewed by the Board of Directors. The Company is in technical default of this agreement.

NCSI and Avante entered into an Exclusive Mergers and Acquisitions Services Agreement on January 1, 2006 to provide merger and acquisition consulting services. The term of the agreement is for three years. Compensation is based upon a double Lehman Formula. This agreement was suspended on September 17, 2008 and discontinued on October 18, 2008. Certain legal remedies for the Company have been addressed in a lawsuit filed on October 28, 2008 (see Note 10 – Subsequent Events). Avante does not recognize the suspension or cancellation of this agreement.

Michael W. Hawkins has personally guaranteed several obligations with the primary guarantee to Regions Bank. On September 25, 2008, Regions Bank filed a lawsuit against the Company and certain individuals (see Note 9 - Legal Proceedings) alleging a default under the terms of the loan agreement. The amount claimed is approximately $427,000. The case is being held pending a mediation arbitration.

In addition to the various notes identified above, Mr. Hawkins also personally guaranteed the Company note payable balance with Wells Fargo associated with the financing of a cement truck. The cement truck was sold on November 9, 2007.

On July 1, 2006, GAMI contracted with Alternative Construction by ProSteel Builders, Inc. (“ACP”, f/k/a ProSteel Builders Corporation) for the construction of a new office building for GAMI located in Melbourne, Florida. ACP subcontracted a portion of the construction to NCSI. The full contract value with ACP was $742,500. The contract, with change orders, between ACP and NCSI was $993,930. All balances due to the Company as of June 30, 2007 were paid in full. The contract and all related activities were done as an arms length transaction.

On May 31, 2007, the Company allegedly leased office space for its corporate office from GAMI for $4,000 per month for five years. The lease has two renewable five year periods. The Company is seeking an adjustment and termination of this obligation (see Note 5 – Commitments).

SSL, formerly known as Sustainable Structures Leasing, LLC, was incorporated on April 20, 2005, by Joseph J. Sorci and Avante Holding Group, Inc. SSL was acquired by the Company on October 15, 2007, for $100.

On January 11, 2008, the Company’s subsidiary Sustainable Structures, Inc. entered into a contract to build and lease two buildings to Gulfstream Aerospace, Inc. (“Gulfstream”). The lease contract with Gulfstream was viewed by the Company as the first of many such contracts with Gulfstream which were expected to yield significant long term revenue to ABCC beyond the first five year lease term. ABCC was unable to finance these contracts through conventional methods. Alternative Construction Technologies, Inc. (“ACT”) a company related to ABCC by common ownership of stock and common management by Michael W. Hawkins who proposed, on a one-time emergency basis, to finance the construction of the buildings utilizing the ACT line of credit. The costs of financing the lease of $1,040,000, plus interest and other consideration of approximately $110,000 would have been borne by ABCC, and ABCC would have recognized a loss of approximately $315,300 on the initial five year lease contract, but would have made a profit from additional lease periods and would have owned the building assets. While the transaction between ACT and ABCC was not entered into at arms length, given the credit worthiness of ABCC’s customer, and the enhancement of a business relationship for ABCC, management of the Company determined that the financing was in the Company’s best, long-term, interest. It was expected that future contracts with this customer would have been financed through conventional sources and would have been profitable. ABCC was not able to financially complete the second building or maintain the leased buildings and was therefore forced to sell the assets and lease agreements to a third party for $1,050,000 on September 29, 2008 to avoid a lawsuit threatened by Gulfstream.

Joseph Sorci, the CEO and Chairman for the Company, is also an employee for Florida Architects, Inc. (“FLA”). FLA performs various architectural roles for the Company in conjunction with evaluating, bidding, planning and actual building reviews of the Company’s projects. All transactions are conducted as an arms length transaction. As of September 30, 2008, the balance due FLA was $72,706 (see Note 10 – Subsequent Events).

Due to Shareholder consists of the following balances as of September 30, 2008 to the respective related parties: Avante/GAMI/Hawkins, $606,456; Joseph Sorci (includes FLA), $271,994; Thomas G. Amon, $98,209; and Ralph “Hank” Henry, $15,000.

Joseph Sorci has personally guaranteed multiple obligations. The primary guarantees are with Regions Bank (see Note 9 – Legal Proceedings), Weaver Precast of Florida, LLC, Caterpillar Financing, Bank of America, as well as various vendors.

Ralph “Hank” Henry, a Director of the Company, has personally guaranteed several obligations with various vendors. See Note 10 – Subsequent Events.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2008 the Company had authorized 24,000,000, issued 8,035,115 and has outstanding 8,018,465 common shares at $0.10 par value.

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

On October 29, 2007, the Company issued 250,000 common shares for $225,000 net of fees in a private placement. On December 31, 2007, the $225,000 was a subscription receivable. Subsequent to December 31, 2007, the Company has received only $100,000 of the funds purchased. The Company has filed a lawsuit against the individual to collect the balance of these outstanding funds and is attempting to settle this claim.

On February 11, 2008, the Company issued 300,000 shares of common stock to various debt holders in exchange for the conversion of $135,000 in debt. See Note 7 – Related Parties for further discussion.

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

NOTE 9 – LEGAL PROCEEDINGS

On October 2, 2006, NCSI was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $180,000 in NCSI and seeks rescission of this investment. Plaintiffs amended their complaint on April 11, 2007. NCSI filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, NCSI filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the NCSI’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery in 2008. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims. Avante has filed certain actions in Brevard County, FL, not including the parties associated with the potential liability, and has won the lawsuit with a judgment against the parties currently suing NCSI. The Company has requested legal advice as to the legality of Avante, working on behalf of NCSI and causing the legal action against NCSI, not including NCSI as a party to potential recoveries.

In 2007, the Internal Revenue Service (“IRS”) filed notice against NCSI for non-payment of payroll taxes for certain periods in 2006 and 2007. NCSI negotiated a settlement agreement to make payments to rectify the balance over a specified period of time. In the second quarter of 2008, the Company discontinued making the payments. NCSI is renegotiating with the IRS for a new settlement agreement that will finalize the payments by no later than December 2009.

The IRS and the State of Florida are currently seeking payment for unpaid unemployment taxes which were the responsibility of Avante to pay under its contract as Administrative Consultant. The unpaid taxes relate to 2007.

On September 25, 2008, Regions Bank filed a suit captioned Regions Bank v. New Century Structures, Inc.; Joseph J. Sorci; Michael W. Hawkins; Avante Holding Group, Inc.; Ferguson Enterprises, Inc.; and Cyberfactor, LLC in the Circuit Court of the Eighteenth Judicial Circuit in Brevard County, Florida, alleging a default under the terms of the loan agreement. The amount claimed is approximately $400,000. The case is being held pending a mediation arbitration.

NCSI has been sued by several vendors, each for less than $20,000 and by one for approximately $35,000. The Company believes that each will be settled.

The Company maintains a reserve for legal expenses for some of the cases through trust accounts with the attorneys.

NOTE 10 – SUBSEQUENT EVENTS

On October 28, 2008, the Company filed a suit captioned Accelerated Building Concepts Corp., New Century Structures, Inc., and Sustainable Structures, Inc. v. Avante Holding Group, Inc. and Michael W. Hawkins, in the Circuit Court of the Eighteenth Judicial Circuit, in Brevard County, Florida.

On November 6, 2008 a majority of the shareholders filed and delivered to the Company consent to action for the removal of Mr. Sorci, Mr. Henry, and Mr. Johnson from the Board of Directors and the removal of Mr. Sorci as the CEO. The shareholders elected Mr. Hawkins and Mr. Timothy Daley to the Board of Directors. Management has contested this written consent as filed in a lawsuit (see Note 10 – Subsequent Events) and continues to operate the business. While no assurance can be given, the parties hope to settle this matter in the first quarter of 2009.

On November 10, 2008, the Company filed a Plaintiffs’ Verified Emergency Motion For Temporary Injunction (the “Motion”) against Avante Holding Group, Inc. and Michael W. Hawkins in Accelerated Building Concepts Corporation, et al v. Avante Holding Group, Inc. and Michael W. Hawkins, in the Circuit Court of the Eighteenth Judicial Circuit, in Brevard County, Florida.

On November 11, 2008, the Board of Directors of the Company filled a vacant position on the Board of Directors, and made modifications to Officer Positions. Sin Li was removed by the Board of Directors from his position of Interim Chief Financial Officer. Bruce Harmon was appointed to the Board and elected to serve as Interim Chief Financial Officer. Mr. Harmon served as the Interim Chief Financial Officer and Director for the Company from August 2007 through May 2008. Thomas G. Amon, Esquire was removed from his positions as Corporate Counsel and Secretary.

On November 18, 2009, Mr. Hawkins delivered a letter to the Hernando County School District stating that he was the Chairman of the Company and that all payments regarding the current Filed House Project be sent to him. As a result, the District will not make payments on the project except as agreed upon by Mr. Hawkins’ and Mr. Sorci’s attorneys. Currently, the project is on hold and may cause a lawsuit by the school district against the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Results of Operations

Total revenues increased to $237,771 from $110,972, respectively for the three months ended September 30, 2008 and 2007. The increase of $126,799 (114.3%) resulted primarily from two major contracts issued during the second quarter but could not be built then due to the lack of funding in which to fulfill contractual obligations and the inability to bond work. The Company has three Indefinite Quantity Contracts with various school boards which have not ordered classrooms since 2007, the inception of this agreement. According to the September 2007 McGraw-Hill Construction (not incorporated in this Form 10-Q), the school markets were at a virtue standstill in 2007. The impact of 2007 has continued into 2008 and is expected to continue into 2009.

Cost of sales was $747,313 and $265,699, respectively for the three months ended September 30, 2008 and 2007. As a percent of revenue, the cost of sales related to the manufacturing division which was 314.3%. The manufacturing division recorded a loss on the contract with Gulfstream Aerospace (see Notes to Consolidated Financial Statements, Note 6 - Related Parties).

Gross loss was $509,543 and $154,727, respectively for the three months ended September 30, 2008 and 2007.

Total operating expenses increase to $483,876 from $142,504, respectively for the three months ended September 30, 2008 and 2007. This 239.6% increase was mainly attributable to the Company’s cost associated with administrative payroll, rent, insurance, professional fees and payroll taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Results of Operations

Total revenues decreased to $1,466,740 from $1,760,981, respectively for the nine months ended September 30, 2008 and 2007. The decrease of $294,241 (16.7%) resulted primarily from the lack of funding in which to fulfill its contractual obligations and the inability to bond work. The Company has three Indefinite Quantity Contracts with various school boards which have not ordered classrooms. According to the September 2007 McGraw-Hill Construction (not incorporated in this Form 10-Q), the school markets were at a virtue standstill in 2007. The impact of 2007 has continued into 2008 and is expected to continue into 2009. The Company’s only contract is for $7,500,000 in a private school contract that is seeking funding. The Company expects to fulfill these contracts when the owner can obtain financing.

Cost of sales was $2,625,134 and $1,314,469, respectively for the nine months ended September 30, 2008 and 2007. As a percent of revenue, the cost of sales related to the manufacturing division which was 179.0%. The manufacturing division recorded a loss of approximately $700,000 on the contract with Gulfstream Aerospace (see Notes to Consolidated Financial Statements, Note 6 - Related Parties). Without the loss, the cost of sales would have been approximately $1,925,000 or approximately 131% of revenue. The Company’s inability to manufacture product with a profit has led to the Company seeking to outsource the manufacturing of its potential contracts and to cease operations in the manufacturing division.

Gross profit (loss) was $(1,158,394) and $446,512, respectively, for the nine months ended September 30, 2008 and 2007.

Total operating expenses increase to $965,686 from $589,471, respectively for the nine months ended September 30, 2008 and 2007. This 63.8% increase was mainly attributable to the Company costs for administrative payroll, rent, insurance, professional fees, and payroll taxes .

Liquidity and Capital Resources

As of September 30, 2008, the Company had a working capital surplus of $1,080. Net loss was $2,161,858 for the nine months ended September 30, 2008. The Company generated a positive cash flow from operations of $67,274 for the nine months ended September 30, 2008. The positive cash flow from operating activities for the period is primarily attributable to the increase in accounts receivable ($1,767,908), costs in excess of billings on uncompleted contracts ($359,656), prepaid expenses and other current assets ($20,317) and decrease in deferred revenue ($98,206) and billings in excess of costs on uncompleted contracts ($38,010), offset by an increase in accounts payable and accrued expenses ($3,492,725) and due to shareholder ($939,492). The due to shareholder balance was recorded in notes payable and accounts payable on the December 31, 2008 balance sheet.

Cash flows provided by investing activities of $76,459 for the nine months ended September 30, 2008 related to the construction-in-progress of modular buildings to be leased by SSL.

Cash flows used in financing activities for the nine months ended September 30, 2008 was $142,653 primarily due to the repayment of notes payable ($402,653), an increase in due to shareholder ($939,492) and receipts of a subscription stock receivable ($100,000).

The Company had a net increase in cash of $1,080 for the nine months ended September 30, 2008 compared to a decrease of $454,878 for the nine months ended September 30, 2007.

For the next twelve months, the Company intends to fund its operations through private debt and equity financing and revenues from operations. The current economic downturn has adversely affected the Company’s prospective business, and has severely impacted the Company’s ability to obtain financing. The Company cannot predict when the environment for obtaining financing will become more favorable. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. The Company’s decision to become a public entity was directly related to the need for operating capital. The Company will be forced to consider drastic measures to include the potential bankruptcy of its various subsidiaries, and/or the redirection of business operations outside the construction industry, The Company continues to seek financing opportunities that may arise from time-to-time. With the impending foreclosure action by Region’s Bank and Avante placing its Line of Credit in default the Company’s financial stability is at best uncertain.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in Florida. As the school markets have been the primary source of income for the Company, our ability to generate revenue is seasonal during their contract award times, which begin in January requiring fulfillment prior to August of the same year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of September 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective. There have been significant changes in the Company’s internal controls due to the current legal situation between Avante and the Company (see Item 1 Legal Proceedings). Management has performed its best effort in determining the actual financial position of the Company but, cannot assure complete accuracy and disclosure.The Company is not in possession of its accounting and adminstrative records.   Management has accrued for unknown expenses which should be more representative of the situation. Potentially, the accrual may be excessive and may be adjusted accordingly in future filings .

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On October 29, 2007, the Company issued 250,000 common shares for $225,000 net of fees in a private placement. On December 31, 2007, the $225,000 was a subscription receivable. Subsequent to December 31, 2007, the Company has received only $100,000 of the funds purchased. The Company has filed a lawsuit against the individual to collect the balance of these outstanding funds and is attempting to settle the claim.

On September 25, 2008, Regions Bank filed a suit captioned Regions Bank v. New Century Structures, Inc.; Joseph J. Sorci; Michael W. Hawkins; Avante Holding Group, Inc.; Ferguson Enterprises, Inc.; and Cyberfactor, LLC in the Circuit Court of the Eighteenth Judicial Circuit in Brevard County, Florida alleging a default under the term loan agreement. The amount claimed is approximately $427,000. The case is being held pending a mediation arbitration..

On October 28, 2008, the Company filed a suit captioned Accelerated Building Concepts Corp., New Century Structures, Inc., and Sustainable Structures, Inc. v. Avante Holding Group, Inc. and Michael W. Hawkins, in the Circuit Court of the Eighteenth Judicial Circuit, in Brevard County, Florida.

On November 10, 2008, the Registrant filed a Plaintiffs’ Verified Emergency Motion For Temporary Injunction (the “Motion”) against Avante Holding Group, Inc. (“Avante”) and Michael W. Hawkins (“Hawkins”) in Accelerated Building Concepts Corporation, et al v. Avante Holding Group, Inc. and Michael W. Hawkins, the Defendants, Brevard County, Florida (Case Number 05-2008-CA-057989).

ABCC has requested of the court to issue a Temporary Injunction against Hawkins to assert any claim of a hostile takeover or removal of Joseph J. Sorci as the Chief Executive Officer and Chairman, and entered a Writ of Replevin pursuant to the Motion concerning the documents, stock transfer ledgers, stock certificates and other related business and financial records.

The Company also has several pending lawsuits, each for less than $20,000, and one for approximately $35,000, with vendors and suppliers.

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

If we do not receive additional financing immediately to meet sales growth and cash flow needs, the Company will not be able to support ongoing operations and cash flow needs.

The Company currently has a working capital deficit. The current cash available will not meet the current liabilities outstanding. In addition, the Company’s current accounts payable exceed 60 days. NCSI, the primary operating entity, has experienced a lull in sales since 2006, due to the virtual stoppage of all its educational contracts in 2007 and 2008. This has created a net loss in operations and has strained the Company’s ability to move forward. In addition, the Company is dependent on purchasing materials from outside vendors to manufacture its products. Cash flow has not been sufficient to support these relationships, in addition to financing not being available, the Company is virtually insolvent and it cannot support ongoing operational expenses associated with the Company's business. There is no guarantee that we will succeed in obtaining additional financing, or if available, that it will be on terms favorable to us.

If the current management is not able to prevail in the shareholder action (see Item 1 – Legal Proceedings; ABCC v Avante and Hawkins), the future of the Company’s operation could be jeopardized.

The shareholders have attempted to replace the current management of the Company and is based on their desire to radically alter the ongoing operations of the Company and to close its current subsidiaries. The current lawsuit by the Company, as discussed previously, were filed to protect the Company and its operations. Management has been working with potential funding sources which will not move forward until this situation has been rectified. Management believes that with the proper funding, strategic alliances, and bonding power, the Company has the potential to turnaround the current financial situation. There is no guarantee that the current management of the Company will prevail in the lawsuit.

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

Regions Bank holds a note in the principal amount of $500,000 (with a current pay-off amount of approximately $427,000) secured by all of our assets. The note originally existed as a revolving credit agreement but was converted into a five-year term note on July 1, 2007. The maturity date of the note is July 30, 2012. The note bears an interest rate equal to the prime rate and contains no prepayment penalty clause. The Company is in default of the payment terms and other provisions of the note, and there is no assurance that we will be able to successfully negotiate new terms favorable to us. Regions Bank has filed a lawsuit against the Company and the personal guarantees of this note alleging a default under the terms of the loan agreement (see Item 1 – Legal Proceedings). The amount claimed is approximately $400,000. The case is being held pending a mediation arbitration.

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

We have authority under Section 607.0850 of the Florida Business Corporation Act and Delaware law to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. Our officer's and director's liability insurance coverage was terminated due to non-payment. We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

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

Our credit availability, accounts receivable, and available cash is minimal therefore, without these, they could have a material adverse effect on our operating results.

We generally sell to customers on a 30-day payment term; however, our average collection time is 60 days. We individually perform credit evaluation procedures on our customers on each transaction and will require security deposits or other forms of security from our customers when a significant credit risk is identified. Our accounts payable exceed sixty days on average therefore many of our vendors have placed the Company on a cash only basis.

Failure by third parties to supply our raw materials to our specifications or on a timely basis may harm our reputation and financial condition.

We are dependent on third parties to provide steel, concrete, and other building materials/components even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Currently, we do not have any long-term purchase contracts with any third-party supplier, and are mostly a cash only customer with our vendors. In the future, we may not be able to negotiate arrangements with these third parties on acceptable terms, if at all. If we cannot negotiate arrangements with these third parties to produce our products or the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

A significant reduction of construction due to economic downturns, population growth variations and/or other definable effects on the construction industry could cause the demand for our product to decline, which has resulted in a reduction in our revenues and profitability, and will continue for the foreseeable future.

Sales of modular portable classrooms for the Florida public school districts for use as portable classrooms, restroom buildings, and administrative offices for kindergarten through grade twelve declined in 2007. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district, and are not necessarily tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business. Forecast reports believe 2008 and 2009 to be less than substantial years in the school facility market. There is no guarantee that this business sector will return to its historical 2005 levels during this period.

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

Sales of modular buildings constructed of concrete and/or structural insulated panels are typically covered by warranties. The Company provides a one year warranty on our facilities. Historically, our warranty costs have not been significant, and we monitor the quality of our products closely. If a defect were to arise in the manufacturing of our modular buildings at our facility, we may experience increased warranty claims. Such claims could disrupt our sales operations, damage our reputation and require costly repairs or other remedies, negatively impacting revenues and operating income.

 Economics and cyclical downturns in the construction industry has resulted in periods of low demand for our services resulting in the reduction of our operating results and cash flows, and without any foreseeable reversal in sight, we may not be able to overcome this economic crisis.

The severity and length of any downturn on the construction industry has also affected overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for construction material, we are exposed to additional risk from reduced revenue and may need to rapidly align our cost structure with prevailing market conditions while at the same time motivating and retaining key employees. No assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our rates, operating results and cash flows will not be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in this industry.

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

On November 1, 2007, the Company issued 250,000 shares of common stock in exchange for Two Hundred Fifty Thousand Dollars ($250,000) in a private sale of securities under exemption of Rule 144 of the Securities Exchange Act of 1934. The shares issued were done so in error as they were not paid for in accordance to the contract. A lawsuit has been filed to collect the remaining balance.

On February 11, 2008, $135,000 was converted into 300,000 shares of common stock. This stock issuance is being reviewed by the Board of Directors. In the event the shares are rescinded, the Company’s debt will increase by $135,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

No.	Description
10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 31.1

Schedule 13D dated November 14, 2008
Form 8-K dated November 13, 2008
Form 8-K dated November 12, 2008
Form 8-K dated November 10, 2008
Schedule 13D/A dated November 10, 2008
Form 8-K dated November 10, 2008
Schedule 13D dated November 7, 2008
Form 8-K dated October 30, 2008
Form 8-K dated October 15, 2008

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

Date: December 22, 2008
By:	/s/ Joseph Sorci
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2008
By:	/s/ Bruce Harmon
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)