Form 10-K/A
period 2007-12-31
Accelerated Building Concepts CORP
filed 2008-12-23
CIK 1009624

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
  The average age of K-12 facilities in the state of Florida are:

  Low of 15 years for Collier County

  High of 37 years for Jefferson County

  An average of 25 years throughout the state of Florida

  The estimated annual requirements for the current K-12 facilities are $664 million.

  Based on 2% replacement value applied to year 2000 inventory – State Funding Only

  The estimated five year needs for K-12 are as follows:

  Projected five year Full Time Equivalency ("FTE") growth in K-12: 190,408 students

  Approximately 7,616 new classrooms required before the Class Size Amendment and Pre-K

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

Date of agreement	# Of Shares Granted That Have Not Been Exercised	Agreement Price	Expiration Date	Status
12/9/1997	500	$17.50	12/9/2007	EXPIRED
1/16/2001	2,500	$8.13	1/15/2006	EXPIRED
4/14/2000	500	$58.13	4/14/2010
4/14/2000	1,700	$50.00	4/14/2010
12/9/1997	500	$17.50	12/9/2007	EXPIRED
12/9/1997	500	$17.50	12/9/2007	EXPIRED
6/16/1999	500	$25.63	6/16/2009
4/1/2000	125	$58.13	4/1/2010
12/9/1997	1,000	$17.50	12/9/2007	EXPIRED
12/9/1997	500	$17.50	12/9/2007	EXPIRED
6/16/1999	500	$25.63	6/16/2009
Total Issued	8,825
		Average Purchase Price

Total Current	3,325	$19.16

1997 Stock Option Plan

Date of agreement	# Of Shares Granted That Have Not Been Exercised	Agreement Price	Expiration Date	Status
12/1/2000	100	$10.9380	12/1/2010
4/14/2000	24,600	$50.0000	4/14/2010
1/2/2001	10,000	$7.5000	1/2/2011
4/27/2007	20,000	$0.8500	4/27/2017
4/27/2007	10,000	$0.8500	4/27/2017
4/27/2007	10,000	$0.8500	4/27/2017
7/7/1999	1,000	$25.0000	7/7/2009
6/1/2000	500	$54.3750	6/1/2010
12/1/2000	500	$10.9380	12/1/2010
10/22/1998	40,000	$15.0000	10/22/2008
6/1/2000	500	$54.3750	6/1/2010
3/15/2001	5,000	$6.5620	3/15/2011
7/7/1999	1,000	$25.0000	7/7/2009
6/1/2000	500	$54.3750	6/1/2010
8/19/2002	4,000	$0.5000	8/19/2012
12/9/1997	500	$17.5000	12/9/2007	EXPIRED
10/1/1999	750	$29.3750	10/1/2009
6/1/2000	500	$54.3750	6/1/2010
4/27/2007	10,000	$0.8500	4/27/2017
Total Issued	139,450
		Average Purchase Price

Total Current	138,950	$15.68

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

Overview

Total revenues decreased to $1,964,509 for the year ended December 31, 2007 from $6,678,617 for the year ended December 31, 2006. The decrease resulted primarily from the downturn in the educational market. The Company completed a major project in 2006 that represented 66% of the total revenue for that year. The inability to bond work was a primary factor in the Company not receiving awards in 2007. While the Company has three Indefinite Quantity Contracts with various school boards, the schools have not ordered from them. According to the September 2007 McGraw-Hill Construction (not incorporated in this Form 10-K), the school markets were at a virtual standstill in 2007. SSL had no activity for 2007.

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

On January 9, 2007 the Company reported a theft to the Orange County (Florida) Police and the Brevard County (Florida) Police. After review of the items taken, the Company estimated approximately $700,000 was stolen over a period of one year. The Company estimated, in good faith, a one time write-off of approximately $360,000 as it managed to recuperate some items taken. A Company officer and team leaders (four total) were dismissed and charge with Grand Theft. On July 15, 2008, the Company received notice from the Office of the State Attorney, Eighteenth Judicial Circuit, in and for Brevard County, that one former employee was convicted in a plea bargain to LIO Petit Theft.

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

For the next twelve months, the Company intends to fund its operations through private debt and equity financing and income from operations.  However, if the pricing of commodities and other raw materials prices increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. The Company’s decision to become a public entity was directly related to the need for operating capital. The Company maintains a Revolving Credit Line with Avante Holding Group, Inc., in order to provide day-to-day operating capital. The Company is seeking Purchase Order financing and contract financing as required.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index

Page

Report of Independent Registered Public Accounting Firm	21
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006	22 - 23
Consolidated Statements of Operations for the Year Ended December 31, 2007 and 2006	24
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2007 and 2006	25
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and 2006	26 - 27
Notes to Consolidated Financial Statements	28 - 40

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

On September 13, 2007 the Company converted $611,000 of debt assumed in the acquisition of Century Structures, Inc. for 2,444,000 shares of its common stock at $0.25 per share.

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

Revenue Recognition

The Company recognizes revenue on its construction projects in accordance with Statement of Position 81-1, which discusses accounting for performance of construction contracts. The use of the percentage of completion method depends on our ability to make reasonably dependable estimates. The Company measures percentage of completion based upon percentage of costs associated with the job completed. Additionally, contracts executed by NCSI and its respective customers include provisions that clearly specify the enforceable rights of our services that are provided to and received by our customers. Our estimates assume that our customers will satisfy their obligations under the contract and our performance requirements will be completed.

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

	September 30, 2007
	As		As
	Reported	Adjustments	Restated

Liabilities
Current Liabilities
Notes Payable, Current Portion	$510,181	$-	$510,181
Accounts Payable and Accrued Expenses	727,688	-	727,688
Accrued Payroll and Taxes	224,113	-	224,113
Deferred Revenue	98,206	-	98,206

Total Current Liabilities	1,560,188	-	1,560,188

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	752,384	-	752,384

Total Noncurrent Liabilities	752,384	-	752,384

Total Liabilities	2,312,572	-	2,312,572

Stockholders' Equity
Common Stock	71,351	-	71,351
Distributions	(158,283)	158,283	-
Additional Paid In Capital	9,840,614	(208,229)	9,632,385
Subscription Receivable	-	-	-
Treasury Stock	(819,296)	-	(819,296)
Accumulated Other Comprehensive Income	25,722	(25,722)	-
Accumulated Deficit	(10,474,629)	75,668	(10,398,961)

Total Stockholders' Equity	(1,514,521)	-	(1,514,521)

Total Liabilities and Stockholders' Equity	$798,051	$-	$798,051

	2007			2008
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$110,972	$-	$110,972	$10,281	$1,986,736	$1,997,017
Cost of Sales	265,699	-	265,699	-	1,877,392	1,877,392

Gross Profit	(154,727)	-	(154,727)	10,281	109,344	119,625
Operating Expenses	142,504	-	142,504	15,101	208,937	224,038

Income from Operations	(297,231)	-	(297,231)	(4,820)	(99,593)	(104,413)
Interest Income / (Expense), Net	(55,164)	-	(55,164)	-	(33,436)	(33,436)

Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)

Comprehensive Loss:
Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)
Other Comprehensive Loss,
unrealized gain (loss) on available-
for-sale security	-	-	-	(480)	480	-
Realized holding gain (loss) arising
during the period	-	-	-	-	-	-

Comprehensive Loss	$(352,395)	$-	$(352,395)	$(5,300)	$(132,549)	$(137,849)

Net Income (Loss) Per Share:
Basic and diluted based upon
5,502,639 weighted average
shares outstanding	$(0.05)	$(0.01)	$(0.06)
Basic and diluted based upon
5,024,465 weighted average
shares outstanding				$(0.001)	$(0.03)	$(0.03)

Note: The weighted average shares outstanding has been corrected.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$1,789,643	$(28,662)	$1,760,981	$42,198	$5,485,113	$5,527,311
Cost of Sales	1,314,469	-	1,314,469	-	4,327,693	4,327,693

Gross Profit	475,174	(28,662)	446,512	42,198	1,157,420	1,199,618
Operating Expenses	693,801	(104,330)	589,471	64,106	749,185	813,291

Income from Operations	(218,627)	75,668	(142,959)	(21,908)	408,235	386,327
Interest Income / (Expense), Net	(127,125)	-	(127,125)	-	(186,806)	(186,806)

Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521

Comprehensive Loss:
Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521
Other Comprehensive Loss,
unrealized gain (loss) on available-
for-sale security	-	-	-	2,400	(2,400)	-
Realized holding gain (loss) arising
during the period	(10,078)	10,078	-	-	-	-

Comprehensive Loss	$(355,830)	$85,746	$(270,084)	$(19,508)	$219,029	$199,521

Net Income (Loss) Per Share:
Basic and diluted based upon
5,185,608 weighted average
shares outstanding	$(0.05)	$-	$(0.05)
Basic and diluted based upon
5,804,849 weighted average
shares outstanding				$(0.004)	$0.034	$0.03

Note: The weighted average shares outstanding has been corrected.

	Nine Months Ended September 30, 2007
	As		As
	Reported	Adjustments	Restated

Cash Flows From Operating Activities:
Net Loss	$(345,752)	$75,668	$(270,084)
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	93,143	-	93,143
Stock Based Compensation	5,540	(5,540)	-
Realized Gain on Sale of Available-for-Sale Security	(22,131)	22,131	-
Conversion of Convertible Preferred Securities	(165,000)	165,000	-
Assumed Notes Payable in Acquisition, Net	790,686	(790,686)	-
Distributions Acquired in Acquisition	(158,283)	158,283	-
Accumulated Deficit Acquired in Acquisition	(2,366,108)	2,366,108	-
Decrease (Increase) In:
Accounts Receivable, Net	(119,571)	385,098	265,527
Note Receivable, Net	4,500	(4,500)	-
Investment in Available-for-Sale Security	18,100	(18,100)	-
Prepaid Expenses and Other Current Assets	(49,904)	20,473	(29,431)
Increase (Decrease) In:
Accounts Payable, Accrued Expenses and Taxes Payable	879,292	(825,267)	54,025
Billings in Excess of Costs on Uncompleted Contracts	-	(650,771)	(650,771)
Deferred Revenue	98,206	-	98,206

Net Cash Used In Operating Activities	(1,337,282)	897,897	(439,385)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(717,945)	620,046	(97,899)

Net Cash Used In Investing Activities	(717,945)	620,046	(97,899)

Cash Flows From Financing Activities:
Gross Proceeds from Sale of Available-for-Sale Security	20,000	(20,000)	-
Recapitalization due to Merger	-	(81,437)	(81,437)
Issuance of Notes Payable	499,337	(308,036)	191,301
Repayment of Notes Payable	(27,458)	-	(27,458)
Additional Paid-in Capital	1,493,874	(1,493,874)	-

Net Cash Provided By Financing Activities	1,985,753	(1,903,347)	82,406

Net Increase (Decrease) in Cash	(69,474)	(385,404)	(454,878)

Cash at Beginning of Year	73,248	385,404	458,652

Cash at End of Period	$3,774	$-	$3,774

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$129,098	$-	$129,098
Taxes Paid	$-	$-	$-

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

NOTE 4 - BALANCE SHEET DETAILS

Property and equipment consist of the following:

	Useful	December 31,	December 31,
	Life	2007	2006

Facility	20	$182,078	$72,688
Capital Improvements	5	55,610	55,610
Machinery & equipment	5	347,971	228,681
Heavy equipment	7	107,156	-
Vehicles and trailers	4	7,000	10,000
Computer equipment	3	449	450
Furniture and fixtures	5	25,773	25,773
		726,038	393,202
Less: accumulated depreciation		(225,688)	-
Net property and equipment		$500,350	$393,202

Depreciation expense was $124,821 and $114,430 for the year ended December 31, 2007 and 2006, respectively.

Debt obligations consist of the following:

	Due	December 31,
	Date	2007
Avante Holding Group, Inc., revolving credit,
principal and interest at prime plus 4%.	July 2008	$296,469
Bank of America, line of credit, interest only
payments at 11.75%. The amount is guaranteed
by Joseph Sorci.	February 2013	100,000
Caterpillar Financial Services Corporation,
principal and interest at 2.8%. Monthly
payments of $1,018.49. Note collateralized by
Caterpillar Excavator. The amount is
guaranteed by Joseph Sorci.	July 2008	5,638
Caterpillar Financial Services Corporation,
principal and interest at 3.92%. Monthly
payments of $1,616.61. Note collateralized by
Caterpillar Telescopic Handler. The amount is
guaranteed by Joseph Sorci.	July 2009	31,502
Regions Bank, principal and interest at prime
rate. Monthly payments of $10,002.99. The
balance is guaranteed by Joseph Sorci and
Michael W. Hawkins.	June 2012	458,851
Bridge Note, issued by multiple individuals.
Interest only payments with interest at 10%.	August 2008	128,000
Wells Fargo, principal and interest at 7.99%.
Monthly payment of $2,097.42. Note
collateralized by 2007 Phoenix Glider cement
truck. The amount is guaranteed by Michael W.
Hawkins.	September 2011	24,493
Weaver Precast of Florida, LLC, promissory
note and interest at 5%. Monthly payments of
$10,767.67.	December 2009	225,906
		1,270,859
Less: Current portion		647,941
Total long-term debt		$622,918

The combined aggregate monthly payment amount for notes payable, as of December 31, 2007, is $26,569.85. Avante Holding Group, Inc. and Bank of America have a variable payback schedule that is not fixed. Therefore, it is not incorporated into the monthly minimum obligations schedule.

Future minimum obligations for the above notes payable are as follows:

2008	$427,454
2009	260,564
2010	120,036
2011	120,036
2012	60,018
Total Lease Obligations	$988,108

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

NOTE 12 – STOCK OPTION PLANS

The Company has two stock plans, the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Incentive Plan  (the "1997 Plan", and together with the 1996 Plan, the "Plans"). Pursuant to the Plans, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive nonqualified stock options and qualified stock incentive compensation of up to 225,000 and 500,000 options under the 1996 Plan and 1997 Plan respectively. The number of options available under the 1997 Plan were increased by an additional 400,000 and 800,000 options in 1999 and 2000, respectively, to a total of 1,700,000 options. In January 2001, the Board of Directors and stockholders approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for future issuance of the Company's common stock under the 1997 Plan from 1,700,000 shares to 3,000,000 shares. The 1996 Plan expired on January 1, 2006 and the 1997 Plan expired on June 12, 2007. On April 27, 2007 the Company issued 500,000 options to various directors and officers of the Company. On August 9, 2007 as part of the merger with New Century Structures, Inc., the options were reversed split on a 10:1 basis. Under the terms of the Plans, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less that 110% of such fair market value for all options granted.

The Company complies with Accounting Principles Board (APB) No. 25 "Accounting for Stock Issued to Employees" in accounting for stock options issued to employees. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Accordingly, no compensation expense will be recognized for options issued to employees.

In accordance with the provisions of SFAS 123(r), the Company complies with recognizing compensation expense related to outstanding options. 500,000 options were granted in fiscal 2007. Prior to fiscal 2007, the Company had adopted the disclosure-only provision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, which permitted the Company to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

A summary of the Plans at December 31, 2007 is presented in the table below:

		2007
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at the beginning of the year*	98,275	$23.97

Granted at fair value	50,000	$0.85

Forfeited	3,500	$17.50

Exercised	-	-

Currently Outstanding	144,775	$24.65

Options exercisable at the end of the year	144,775	$24.65

* Reflect 10:1 reverse split completed on August 9, 2007.

The following table summarizes information for the current stock options outstanding:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 12/31/07	in years	Price	@ 12/31/07	Price

$0.08 - $58.125	144,775	8.92	$24.65	144,775	$24.65

NOTE 13 – SUBSEQUENT EVENTS

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

Based on our assessment described above, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level during the year ended December 31, 2007. Management has determined that (i) insufficient staffing and supervision resources and (ii) inability to detect the inappropriate application of United States GAAP principles are material weaknesses in our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

NAME	AGE	POSITION	HELD POSITION SINCE
Joseph J. Sorci (2)	51	Chairman, Chief Executive Officer	10-Aug-07

Bruce Harmon (1)	49	Director, Audit Chairman, Interim Chief Financial Officer, Director	10-Aug-07

Thomas Amon (2)	60	Secretary, Director	10-Aug-07

Ralph A. Henry (1)	56	Director	10-Aug-07

Gina L. Bennett (2)	39	Director	10-Aug-07

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

The Law Offices of Thomas G. Amon, New York, New York, represents the Company on certain legal matters. Thomas G. Amon, a principal in that firm is a director of the Company and owns 312,500 common shares of Company stock

The Company has a payable of $9,390 and $25,471 to Alternative Construction Safe Rooms, Inc. (“ACSR”) and Alternative Construction by Revels, Inc. (“ACR”), respectively. ACSR and ACR are subsidiaries of Alternative Construction Technologies, Inc., which Michael W. Hawkins is the CEO, Chairman and significant shareholder.

Item 14. Principal Accounting Fees and Services

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

/s/ Joseph J. Sorci	April 14, 2008
Joseph Sorci, Chairman of the Board and Chief Executive Officer	Date

/s/ Bruce Harmon	April 14, 2008
Bruce Harmon, Interim Chief Financial Officer, Audit Committee Chairman, and	Date
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Sorci	April 14, 2008
Joseph Sorci, Chairman of the Board and Chief Executive Officer	Date

/s/ Bruce Harmon	April 14, 2008
Bruce Harmon, Audit Committee Chairman, Director and Interim Chief Financial	Date
Officer

/s/ Thomas G. Amon	April 14, 2008
Thomas G. Amon, Director	Date

/s/ Brian Gromlich	April 14, 2008
Brian Gromlich, Director	Date

/s/ Ralph A. "Hank" Henry	April 14, 2008
Ralph A. "Hank" Henry, Director	Date

/s/ Gina L. Bennett	April 14, 2008
Gina L. Bennett, Director	Date

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

(b) The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

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

10.20	Side Letter dated April 8, 2002, by and between the Company and First Step Distribution Network, Inc. (incorporated by reference from the Registrant's Annual Report on Form 10-KSB filed 04/16/02).*

16.1	Letter from Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from the Registrant's Current Report on Form 8-K filed 04/16/02).*

21.1	Subsidiary List*

23.1	Consent of Liebman Goldberg & Drogin, LLP**

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2**	Certification of Principal Officer pursuant to Title 18, United States Code, Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Incorporated by reference from the Company's Registration Statement on Form SB-2, No. 333-4319.

** Filed herewith.

<