Form 10-Q/A
period 2008-03-31
Accelerated Building Concepts CORP
filed 2008-12-23
CIK 1009624

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

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

	2007			2007
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$110,972	$-	$110,972	$10,281	$1,986,736	$1,997,017
Cost of Sales	265,699	-	265,699	-	1,877,392	1,877,392

Gross Profit	(154,727)	-	(154,727)	10,281	109,344	119,625
Operating Expenses	142,504	-	142,504	15,101	208,937	224,038

Income from Operations	(297,231)	-	(297,231)	(4,820)	(99,593)	(104,413)
Interest Income / (Expense), Net	(55,164)	-	(55,164)	-	(33,436)	(33,436)

Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)

Comprehensive Loss:
Net Loss	$(352,395)	$-	$(352,395)	$(4,820)	$(133,029)	$(137,849)
Other Comprehensive Loss, unrealized gain (loss)on available-for-sale security:				(480)	480	-
Realized holding gain (loss) arising during the period	-	-	-	-	-	-

Comprehensive Loss	$(352,395)	$-	$(352,395)	$(5,300)	$(132,549)	$(137,849)

Net Income (Loss) Per Share:
Basic and diluted based upon 5,502,639 weighted average shares outstanding	$(0.05)	$(0.01)	$(0.06)
Basic and diluted based upon 5,024,465 weighted average shares outstanding				$(0.001)	$(0.03)	$(0.03)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$1,789,643	$(28,662)	$1,760,981	$42,198	$5,485,113	$5,527,311
Cost of Sales	1,314,469	-	1,314,469	-	4,327,693	4,327,693

Gross Profit	475,174	(28,662)	446,512	42,198	1,157,420	1,199,618
Operating Expenses	693,801	(104,330)	589,471	64,106	749,185	813,291

Income from Operations	(218,627)	75,668	(142,959)	(21,908)	408,235	386,327
Interest Income / (Expense), Net	(127,125)	-	(127,125)	-	(186,806)	(186,806)

Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521

Comprehensive Loss:
Net Loss	$(345,752)	$75,668	$(270,084)	$(21,908)	$221,429	$199,521
Other Comprehensive Loss, unrealized gain (loss) on available- for-sale security:				2,400	(2,400)	-
Realized holding gain (loss) arising during the period	(10,078)	10,078	-	-	-	-

Comprehensive Loss	$(355,830)	$85,746	$(270,084)	$(19,508)	$219,029	$199,521

Net Income (Loss) Per Share:
Basic and diluted based upon 5,185,685 weighted average shares outstanding	$(0.05)	$-	$(0.05)
Basic and diluted based upon 5,804,849 weighted average shares outstanding				$(0.004)	$0.034	$(0.03)

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

NOTE 4 – BALANCE SHEET DETAILS

Property and equipment consist of the following:

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 4 – BALANCE SHEET DETAILS - continued

	Useful	March 31,	December 31,
	Life	2008	2007

Facility	20	$182,078	$182,078
Capital Improvements	5	55,610	55,610
Construction-in-Progress (a)	(a)	776,250	-
Machinery & equipment	5	347,971	347,971
Heavy equipment	7	107,156	107,156
Vehicles and trailers	4	7,000	7,000
Computer equipment	3	450	449
Furniture and fixtures	5	25,773	25,773
		1,502,289	726,038
Less: accumulated depreciation		(253,647)	(225,688)
Net property and equipment		$1,248,642	$500,350

(a)	Modular buildings for lease. The buildings are projected to be in service in the second and/or third quarter of 2008. The useful life will be 20 years.

Depreciation expense was $27,958 and $124,821for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

Debt obligations consist of the following:

	Due	March 31,	December 31,
	Date	2008	2007

Avante Holding Group, Inc., revolving credit,
principal and interest at prime plus 4%.	July 2008	$577,521	$296,469

Bank of America, line of credit, interest only
payments at 11.75%. The amount is guaranteed
by Joseph Sorci.	February 2013	100,000	100,000

Caterpillar Financial Services Corporation,
principal and interest at 2.8%. Monthly
payments of $1,018.49. Note collateralized by
Catapillar Excavator. The amount is
guaranteed by Joseph Sorci.	July 2008	4,634	5,638

Caterpillar Financial Services Corporation,
principal and interest at 3.92%. Monthly
payments of $1,616.61. Note collateralized by
Catapillar Telescopic Handler. The amount is
guaranteed by Joseph Sorci.	July 2009	31,502	31,502

Regions Bank, principal and interest at prime
rate. Monthly payments of $10,002.99. The
balance is guaranteed by Joseph Sorci and
Michael W. Hawkins.	June 2012	443,781

Bridge Note, issued by multiple individuals.
Interest only payments with interest at 10%.	August 2008	128,000	128,000

Spectra Contract Flooring Services, Inc.,
promissory note with interest at 9%. Monthly
payments of $2,845.53.	December 2008	23,253	-

Wells Fargo, principal and interest at 7.99%.
Monthly payment of $2,097.42. The amount is
guaranteed by Michael W. Hawkins.	September 2011	24,493	24,493

Weaver Precast of Florida, LLC, promissory
note with interest at 5%. Monthly payments of
$10,767.67.	December 2009	196,304	225,906
		1,529,488	812,008
Less: Current portion		951,242	647,941
Total long-term debt		$578,246	$164,067

The combined aggregate monthly payment amount for notes payable, as of March 31, 2008, is $29,415.38. Avante Holding Group, Inc. and Bank of America have a variable payback schedule that is not fixed. Therefore, they are not incorporated into the monthly minimum obligations schedule.

Future minimum obligations for the above notes payable are as follows:

2008	$378,813
2009	260,564
2010	120,036
2011	120,036
2012	60,018
Total Lease Obligations	$939,467

NOTE 5 – COMMITMENTS

The Company leases office space in Melbourne, Florida from GAMI, LLC ("GAMI", see Note 7 - Related Parties). The terms of the agreement are monthly payments of $4,000 expiring May 31, 2012. There are two renewable five year extensions.

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

On February 10, 2008, Alternative Construction Manufacturing of Florida, Inc. ("ACMF"), a subsidiary of Alternative Construction Technologies, Inc. ("ACT"), contracted with SSL to build two buildings for Gulfstream Aerospace, Inc. ("Gulfstream") for $1,040,000. ACMF subcontracted with NCSI to build the two buildings. ABCC and ACT have common ownership and an officer and director. Michael W. Hawkins, a significant shareholder of the Company through ownership of Avante and GAMI, is a significant shareholder of both ACT and ABCC. Additionally, Mr. Hawkins is the CEO and Chairman of ACT. Furthermore, Bruce Harmon, the Interim CFO and a Director of ABCC, is also a Director of ACT. ABCC could not fund the needs of the contract with GulfStream through conventional or unconventional methods. ABCC did have three financing options, two of which would require for the outright sale of the buildings at a loss to ABCC of more than $200,000 with no potential the projected long-term revenue opportunity of a five year lease to Gulfstream with two renewable five year terms. These options were considered as loss leaders which provided no guarantee for positive revenue for ABCC for the future. The third option, provided by ACT was the only viable option available that (i) ensured ownership of the buildings remained with SSL; (ii) guaranteed 100% of the revenue recognition to SSL as provided by the contract; and (iii) ensured that SSL could deliver its product within a reasonable timeframe. Due to this situation, ABCC was in danger of losing a profitable contract for a five-year leasing of the buildings, with two additional five-year periods, along with the potential for additional leasing opportunities of the buildings and up to 25+/- more buildings for Gulfstream. The ABCC management views Gulfstream as a potential customer with significant revenue opportunities over the next 15 years. Additionally, at the end of the lease term(s), ABCC would maintain ownership of the buildings providing additional revenue through the sale to GulfStream or a third party(ies). To ensure that ABCC would not lose a significant part of their revenue stream, which included revenue to ACT through its purchases of the ACTech® Panel from ACMT, management of ACT and ABCC determined that the agreements as stated above would benefit both companies as ACT did have the financing to ensure ABCC the opportunity to fulfill the contracts. As ACT would have potential risk if NCSI and/or ABCC would encounter problems or legal issues associated with the transaction, the two contracts, SSL / ACMF and ACMF / NCSI, would favor ACMF versus NCSI. The transaction was not at arm's length but the management of ABCC had no other options. ACMF agreed to provide the financing strength with the potential risk exposure. SSL contracted ACMF for $1,040,000 for the two buildings. ACMF contracted with NCSI to provide the two buildings for $748,800. The profit margin was determined to be reasonable under these circumstances with the risk to SSL for not fulfilling the contract with Gulfstream. As an additional condition of the contract between ACMF and NCSI, NCSI was liable for the actual cost of capital incurred by ACMF and/or ACT in conjunction with this project. The estimated cost of capital is $116,000. Under these terms and conditions, NCSI would recognize an estimated loss of $267,200 on the construction of the buildings whereas ACMF would recognize a profit of $291,200. The directors and management of ABCC agreed to the loss as they recognized the potential and opportunities outweighing the potential for legal remedies that Gulfstream could seek for non-performance.

ACCELERATED BUILDING CONCEPTS CORPORATION
f/k/a K2 DIGITAL, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 7 – RELATED PARTIES - continued

Joseph Sorci, the CEO for the Company, is also CEO and principal shareholder for Florida Architects, Inc. ("FLA"). FLA performs various architectural roles for the Company in conjunction with evaluating, bidding, planning and actual building of the Company’s projects. All transactions are conducted as an arms length transaction.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Results of Operations

Total revenues decreased to $835,422 for the three months ended March 31, 2008 from $1,300,847 for the three months ended March 31, 2007. The decrease of $465,425 (35.8%) resulted primarily from the lack of funding in which to fulfill its contractual obligations and the inability to bond work.  The Company has three Indefinite Quantity Contracts with various school boards which have not ordered classrooms.  According to the September 2007 McGraw-Hill Construction (not incorporated in this Form 10-Q), the school markets were at a virtue standstill in 2007.  The impact of 2007 has gone into 2008.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Effective upon the filing of this Form 10-Q, Bruce Harmon has resigned as the Interim CFO and a member of the Board of Directors.

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

Date: May 14, 2008
By:	/s/ Joseph Sorci
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008
By:	/s/ Bruce Harmon
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)